Form 10QSB
period 2007-04-30
SOMBRIO CAPITAL CORP
filed 2007-07-16
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2007

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

Commission File Number: 000-52667

SOMBRIO CAPITAL CORP.
(Name of small business issuer as specified in its charter)

NEVADA	n/a
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1566 Burrill Avenue
North Vancouver, British Columbia, Canada V7K 1L9
(Address of principal executive offices)

604-312-3353
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of July 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

SOMBRIO CAPITAL CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
April 30, 2007

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold and copper, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this quarterly report. These factors may cause our actual results to differ materially from any forward-looking statement. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following interim financial statements of Sombrio Capital Corp. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Balance Sheets as at April 30, 2007 (unaudited) and October 31, 2006 (audited)	F-1

Statement of Operations and Statement of Comprehensive Loss for the three and six months ended April 30, 2007 and for the period from incorporation (March 31, 2006) to April 30, 2007 (unaudited)	F-2

Statement of Cash Flows for the three and six months ended April 30, 2007 and for the period from incorporation (March 31, 2006) to April 30, 2007 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4 to F-8

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

SECOND QUARTER INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2007	2006

ASSETS

Current
Cash	$95,049	$74,684

Mineral Property Acquisition Costs	3,596	3,596

	$98,645	$78,280

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,694	$9,446

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share
Issued:
7,187,498 common shares outstanding as at April 30, 2007
and 6,760,998 as at October 31, 2006	7,188	6,761

Additional Paid In Capital	116,122	73,899
Accumulated Other Comprehensive Loss	(648)	(178)
Accumulated Deficit During The Exploration Stage	(27,711)	(11,648)
	94,951	68,834

	$98,645	$78,280

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MARCH 31
	ENDED	ENDED	2006 TO
	APRIL 30	APRIL 30	APRIL 30
	2007	2007	2007

Revenue	$-	$-	$-

Expenses
Consulting fees	-	3,142	7,352
General and administrative	145	263	1,169
Professional fees	7,900	12,658	19,190

Net Loss For The Period	$(8,045)	$(16,063)	$(27,711)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	7,180,756	7,039,075

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MARCH 31
	ENDED	ENDED	2006 TO
	APRIL 30	APRIL 30	APRIL 30
	2007	2007	2007

Other Comprehensive Loss
Net loss for the period	$8,045	$(16,063)	$(27,711)
Foreign currency translation adjustment	259	(469)	(648)

Total Comprehensive Loss	$8,304	$(16,532)	$(28,359)

Prior year comparative figures are not presented because the Company was incorporated on March 31, 2006.

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MARCH 31
	ENDED	ENDED	2006 TO
	APRIL 30	APRIL 30	APRIL 30
	2007	2007	2007

Cash (Used In) Operating Activities
Net loss for the period	$(8,045)	$(16,063)	$(27,711)
Changes in non-cash operating working capital
item:
Accounts payable and accrued liabilities	198	(5,752)	3,694
	(7,847)	(21,815)	(24,017)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(3,596)

Cash Provided By Financing Activity
Issuance of common stock	9,950	42,650	123,310

Foreign Exchange Effect On Cash	258	(470)	(648)

Increase In Cash	2,361	20,365	95,049

Cash, Beginning Of Period	92,688	74,684	-

Cash, End Of Period	$95,049	$95,049	$95,049

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Prior year comparative figures are not presented because the Company was incorporated on March 31, 2006.

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes for the fiscal year ended October 31, 2006. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the financial statements for the fiscal year ended October 31, 2006, has been omitted. The results of operations for the six month period ended April 30, 2007 are not necessarily indicative of results for the entire year ending October 31, 2007.

Organization

Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $27,711 for the period from March 31, 2006 (inception) to April 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

	b)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mineral Property Interests (Continued)

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	c)	Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	d)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

	f)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	g)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

	h)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Asset Retirement Obligations (Continued)

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

3.	MINERAL PROPERTY

During the period ended October 31, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Lincoln 1”) located in the Province of British Columbia. The consideration was $3,596 cash (paid) on execution of the agreement.

4.	SHARE CAPITAL

On May 31, 2006, the Company sold 5,000,000 shares of common stock at $0.001 per share for cash.

On July 13, 2006, pursuant to a private placement, the Company sold 999,999 shares of common stock at $0.03 per share for cash.

On September 23, 2006, pursuant to a private placement, the Company sold 760,999 shares of common stock at $0.06 per share for cash.

On December 31, 2006, pursuant to a private placement, the Company sold 418,500 shares of common stock at $0.10 per share.

On April 16, 2007, pursuant to a private placement, the Company sold 8,000 shares of common stock at $0.10 per share..

The Company has no stock option plan, warrants or other dilutive securities.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended April 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six months ended April 30, 2007.

Overview of Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are the owner of the Lincoln 1 mineral claim which is located in the Kamloops Mining Division of the Province of British Columbia. We believe that the Lincoln 1 mineral claim may be prospective for commercially exploitable deposits of gold. The Lincoln 1 mineral claim does not contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on our Lincoln 1 mineral claim. Accordingly, additional exploration of our Lincoln 1 mineral claim is required before any determination as to whether any commercially viable mineral deposit may exist on our Lincoln 1 mineral claim. Our plan of operations is to carry out preliminary exploration work on our Lincoln 1 mineral claim in order to ascertain whether our mineral claim warrants advanced exploration to determine whether they possess commercially exploitable deposits of gold. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired the Lincoln 1 mineral claims in June 2006. We have obtained a geological report on our Lincoln 1 mineral claim that has recommended a phased exploration program on our property. We have completed an initial phase and the first stage of the second phase of this recommended exploration program. We have determined to proceed with the second stage of the second phase of this recommended exploration program. We plan to complete the second stage of the second phase in the third quarter of our current fiscal year and we plan to complete the third phase of the exploration program by the end of our current fiscal year, subject to our determination to proceed with this phase based on the results of the second phase of the exploration program. We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we have sufficient financing.

The estimated cost of this five phase exploration program is $91,500. At April 30, 2007, we had cash of $95,049 and working capital of $91,355. Based on these financial resources, we have sufficient funds to enable us to complete initial four phases of our exploration program. We will, however, require additional financing in order to complete the fifth phase of exploration of our mineral claims and any additional exploration required to determine whether any mineral deposit exists on our minerals claims. Even if we determine that a mineral deposit exists on our mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our mineral claims could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claims. Accordingly, we will dependent on future additional financing in order to maintain our operations and continue our exploration activities.

We were incorporated as Sombrio Capital Corp. under the laws of Nevada on March 31, 2006. Our principal offices are located at 1566 Burrill Avenue, North Vancouver, British Columbia, Canada V7K 1L9. Our telephone number is (604) 312-3353 and our fax number is (778) 280-3028.

Plan of Operations

We have not earned revenues to date. Our plan of operations is as described below:

1.                We plan to complete the second stage of phase two of our recommended exploration program on our Lincoln 1 mineral claim. The second stage of phase two will consist of a detailed field examination of potential exploration sites and will include localized geophysical surveys. This second stage of phase two is estimated to cost approximately $3,500. We have commenced this phase of our exploration program and anticipate completing this phase in the third quarter of fiscal 2007.

2.                We plan to complete phase three of our recommended exploration program on our Lincoln 1 mineral claim. Phase three will consist of a two stage general and detailed examination of potential exploration sites and is estimated to cost approximately $11,000. We expect to commence the first stage of the third phase of our exploration program in the fall of 2007, depending on the availability of our consulting geologist.

3.                If warranted by the results of phase three, we intend to proceed with phase four of our recommended exploration program. Phase four is estimated to cost $18,000 and will be comprised of a test diamond drilling program. We anticipate that we will have sufficient funding in order to conduct the phase four drilling program.

4.                We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

5.                We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

As at April 30, 2007, we had cash reserves of $95,049 and working capital of $91,355. We anticipate that our cash and working capital will be sufficient to enable us to complete phases two, three and four of our exploration program, to pay for the professional fees relating to our obligations as a reporting company under the Securities Act of 1934 and our general and administrative expenses for the next twelve months. However, our ability to complete phase five of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase five of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase five. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Critical Accounting Policies

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $27,711 for the period from March 31, 2006 (inception) to April 30, 2007, and has no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Exploration Stage Activities

We have been in the exploration stage since its formation and have not yet realized any revenues from its planned operations. We are an exploration stage company as defined in the SEC Industry Guide No. 7.

Results Of Operations – Three and Six Months Ended April 30, 2007

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on October 31, 2007. References to fiscal 2006 are to our fiscal year ended October 31, 2006.

	THREE	SIX MONTHS	CUMULATIVE
	MONTHS	ENDED	PERIOD FROM
	ENDED	APRIL 30,	INCEPTION
	APRIL 30,2007	2007	MARCH 31, 2006
			TO APRIL 30, 2007

Revenue	$-	$-	$-

Expenses
Consulting fees	-	3,142	7,352
General and administrative	145	263	1,169

	THREE	SIX MONTHS	CUMULATIVE
	MONTHS	ENDED	PERIOD FROM
	ENDED	APRIL 30,	INCEPTION
	APRIL 30,2007	2007	MARCH 31, 2006
			TO APRIL 30, 2007
Professional fees	7,900	12,658	19,190

Net Loss For The Period	$(8,045)	$(16,063)	$(27,711)

Revenues

We have had no operating revenues since our inception on March 31, 2006 through to the period ended April 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Consulting Fees

Consulting fees include amounts that we pay to our consulting geologist, Mr. Sookochoff, in connection with the completion of exploration activities carried out on our mineral claim.

General and Administrative

We incurred a total of $1,169 in general and administrative expenses from the period from March 31, 2006 (date of incorporation) through to the period ended April 30, 2007.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2007 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

We had cash of $95,049 and working capital of $91,355 as at April 30, 2007, compared to cash of $74,684 and a working capital of $65,238 as at October 31, 2006.

Plan Of Operations

We estimate that our total expenditures over the next twelve months will be approximately $96,500, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will be sufficient to enable us to complete phases two, three and four of our exploration program, to pay for the professional fees relating to our obligations as a reporting company under the Securities Act of 1934 and our general and administrative expenses for the next twelve months. However, our ability to complete phase five of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase five during this period. If we determine to proceed with phase five during the next twelve months, then we will require additional financing.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $24,017 during the period from our inception on March 31, 2006 through to April 30, 2007 and $21,815 during the six months ended April 30, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of $3,596 during the period from our inception on March 31, 2006 through to April 30, 2007, which amount was attributable to our purchase of the Lincoln mineral claim, and $nil during the six months ended April 30, 2007.

Cash from Financing Activities

We generated cash from financing activities in the amount of $123,310 during the period from our inception on March 31, 2006 through to April 30, 2007 and $42,650 during the six months ended April 30, 2007. Cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed since our incorporation.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Derek Page. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended April 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended April 30, 2007.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 (the “Securities Act”) during the three months ended April 30, 2007.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended April 30, 2007.

Item 5.                Other Information

Our bylaws were amended effective July 12, 2007 in order to remove certain private company restrictions on transfer. Our amended and restated bylaws are attached hereto as Exhibit 3.3.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Amended and Restated By-Laws (2)

5.1	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered (1)

10.1	Bill of Sale dated June 29, 2006 between Sombrio Capital Corp. and Laurence Sookochoff (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (2)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (2)

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on May 15, 2007
(2)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMBRIO CAPITAL CORP.

By:	/s/ Derek Page
Derek Page
Chief Executive Officer and Chief Financial Officer
Date: July 13, 2007