Form 10QSB/A
period 2007-04-30
SOMBRIO CAPITAL CORP
filed 2007-08-28
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

[X]   Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2007

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

Commission File Number: 000-52667

SOMBRIO CAPITAL CORP.
(Name of small business issuer as specified in its charter)

NEVADA	98-0533822
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1566 Burrill Avenue
North Vancouver, British Columbia, Canada V7K 1L9
(Address of principal executive offices)

604-312-3353
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of July 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLANATORY NOTE

Sombrio Capital Corp. has filed this Amendment No. 1 to Form 10-QSB to amend its quarterly report for the six months ended April 30, 2007 to indicate that it is a “shell company”, as defined in the Rule 12b-2 of the Securities Exchange Act of 1934.

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

We were incorporated as Sombrio Capital Corp. under the laws of Nevada on March 31, 2006. Our principal offices are located at 1566 Burrill Avenue, North Vancouver, British Columbia, Canada V7K 1L9. Our telephone number is (604) 312-3353 and our fax number is (778) 338-4418 .

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

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Amended and Restated By-Laws (2)

5.1	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered (1)

10.1	Bill of Sale dated June 29, 2006 between Sombrio Capital Corp. and Laurence Sookochoff (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (3)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (3)

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on May 15, 2007
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on July 16, 2007.
(3)	Filed as an exhibit to this Amendment No. 1 to Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMBRIO CAPITAL CORP.

By:	/s/ Derek Page
Derek Page
Chief Executive Officer and Chief Financial Officer
Date: August 27, 2007