Form 10QSB
period 2008-01-31
SOMBRIO CAPITAL CORP
filed 2008-03-24
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-52667

SOMBRIO CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1566 Burrill Avenue, North Vancouver, British Columbia Canada V7K 1L9
(Address of principal executive offices)

604.312.3353
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 20, 2008, there were 7,187,498 shares of common stock, par value
$0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

FIRST QUARTER INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$31,433	$45,344
Prepaids	8,635	8,750
	40,068	54,094

Mineral Property Acquisition Costs	3,596	3,596

	$43,664	$57,690

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,171	$3,052

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share
Issued:
7,187,498 common shares outstanding as at January 31,	7,188	7,188
2008 and October 31, 2007

Additional Paid In Capital	116,122	116,122
Accumulated Other Comprehensive Loss	500	700
Accumulated Deficit During The Exploration Stage	(84,317)	(69,372)
	39,493	54,638

	$43,664	$57,690

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	MARCH 31
	ENDED	ENDED	2006 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Exploration expenses	-	3,142	13,606
Filing fees	151	-	3,369
General and administrative	207	117	6,083
Professional fees	10,836	4,759	49,536
Transfer agent fees	3,750	-	11,723

Net Loss For The Period	$(14,944)	$(8,018)	$(84,317)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	7,187,498	7,036,932

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	MARCH 31
	ENDED	ENDED	2006 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$(14,944)	$(8,018)	$(84,317)
Foreign currency translation adjustment	(200)	(728)	500

Total Comprehensive Loss	$(15,144)	$(8,746)	$(83,817)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	MARCH 31
	ENDED	ENDED	2006 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(14,944)	$(8,018)	$(84,317)
Changes in non-cash operating working capital
item:
Accounts payable and accrued liabilities	1,118	(5,950)	4,171
Prepaids	115	-	(8,635)
	(13,711)	(13,968)	(88,781)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(3,596)

Cash Provided By Financing Activity
Issuance of common stock	-	32,700	123,310

Foreign Exchange Effect On Cash	(200)	(728)	500

Increase In Cash	(13,911)	18,004	31,433

Cash, Beginning Of Period	45,344	74,684	-

Cash, End Of Period	$31,433	$92,688	$31,433

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$15	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. The interim financial statements should be read in conjunction with the Company’s year-end financial statements The results of operations for the three month period ended January 31, 2008 are not necessarily indicative of results for the entire year ending October 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $84,317 for the period from March 31, 2006 (inception) to January 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of January 31, 2008, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks & Uncertainties” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Sombrio" mean Sombrio Capital Corp., unless the context clearly requires otherwise.

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

We have no revenues, have losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claims. Accordingly, we will dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Lincoln 1 Mineral Claim

We acquired the Lincoln 1 mineral claim from Laurence Sookochoff in consideration for the purchase price of $5,000 pursuant to a Bill of Sale dated June 29, 2006. The Lincoln 1 mineral claim is comprised of 16 cells totaling 810 acres (328 hectares) located within the Kamloops Mining Division in the Province of British Columbia, Canada.

Recent Corporate Developments

Since the completion of our last quarter ended October 31, 2007, we experienced the following significant corporate developments:

1.

We have determined to proceed with the first stage of the third phase of the recommended exploration program on our Lincoln 1 mineral claims based on the geological report received by us on the second phase of the exploration program. Phase three will consist of a two stage general and detailed examination of potential exploration sites and is estimated to cost approximately $11,000. We commenced the first stage of the third phase of our exploration program in March 2008.

2.

Effective October 6, 2007, Telford Sadovnick, P.L.L.C., Certified Public Accountants resigned as principal independent registered public accounting firm of our company. Subsequently, on December 7, 2007, we engaged Jorgensen & Co. as our principal independent registered public accounting firm.

Plan of Operation

We estimate that our total expenditures over the next 12 months will be approximately $52,600. Our plan of operations for the next 12 months is to complete the following objectives, as described in greater detail above under the heading “Description of Business”:

1.

We have determined to proceed with the first stage of the third phase of the recommended exploration program on our Lincoln 1 mineral claims based on the geological report received by us on the second phase of the exploration program. Phase three will consist of a two stage general and detailed examination of potential exploration sites and is estimated to cost approximately $11,000. We commenced the first stage of the third phase of our exploration program in March 2008.

2.

If warranted by the results of phase three, we intend to proceed with phase four of our recommended exploration program. Phase four is estimated to cost $18,000 and will be comprised of a test diamond drilling program. We anticipate that we will have sufficient funding in order to conduct the phase four drilling program.

3.

We anticipate spending approximately $300 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $3,600 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

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

Anticipated Cash Requirements

As at January 31, 2008, we had cash reserves of $31,433 and working capital of $35,897. Based on current cash reserves we have sufficient funds to meet our anticipated expenditures for at least the next five months. During the 12 month period ending January 31, 2009, we anticipate that we will not generate any revenue and our estimated expenses are $52,600. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase three of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase three. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three month period ended January 31, 2008 which are included herein.

Our operating results for the three month period ended January 31, 2008 and for the three month period ended January 31, 2007 are summarized as follows:

				Three Month
		Three Month Period		Period Ended	Percentage
		Ended		January 31,	Increase /
		January 31, 2008		2007	(Decrease)
Revenue	$	Nil	$	Nil	n/a
Operating Expenses		$14,944		$8,018	86.4%
Net Loss		$14,944		$8,018	86.4%

Revenues

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three months ended January 31, 2008 and 2007 are outlined in the table below:

		Three Month
	Three Month Period	Period Ended	Percentage
	Ended	January 31,	Increase /
	January 31, 2008	2007	(Decrease)
Exploration Expenses	$-	$3,142	(100%)
Filing Fees	$151	$-	100%
General and	$207	$117	76.9%
Administrative
Professional Fees	$10,836	$4,759	127.7%
Transfer Agent Fees	$3,750	$-	100%

General and Administrative

The increase in our general and administrative expenses for the three months ended January 31, 2008 compared to January 31, 2007 was due primarily to an increase in our professional fees associated with preparing and filing our periodic reports pursuant to our reporting obligations under the Securities Exchange Act of 1934.

Professional Fees

The increase in professional fees for the three months ended January 31, 2008 compared to January 31, 2007 was due to additional compliance cost incurred in connection with filing our initial registration statement on Form SB-2 with the SEC. Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	January 31, 2008	January 31, 2007	(Decrease)
Current Assets	$40,068	$54,094	(25.9%)
Current Liabilities	$4,171	$3,052	36.7%
Working Capital	$35,897	$51,042	(29.7%)

Cash Flows

	Three Month Period	Three Month	Percentage
	Ended	Period Ended	Increase /
	January 31, 2008	January 31, 2007	(Decrease)
Cash used in Operating	$13,711	$13,968	1.8%
Activities
Cash provided by Investing	$-	$-	n/a
Activities
Cash provided by Financing	$-	$32,700	(100%)
Activities
Foreign Exchange Effect on	$(200)	$(728)	(72.5%)
Cash
Net Increase (Decrease) in Cash	$(13,911)	$18,004	(177%)

As at January 31, 2008, we had cash reserves of $31,433 and working capital of $35,897. Based on current cash reserves we have sufficient funds to meet our anticipated expenditures for at least the next five months. During the 12 month period ending January 31, 2009, we anticipate that we will not generate any revenue and our estimated expenses are $52,600. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation.

Cash Used In Operating Activities

Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three months ended January 31, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the three months ended January 31, 2008.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $84,317 for the period from March 31, 2006 (inception) to January 31, 2008, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our natural resource properties. Management has plans to seek additional capital through a private placement and public offering of the Company’s common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. Although we estimate that we have sufficient funds for planned operations for at least the next five months, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that our company will continue exploration on such project. We do not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

RISKS & UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the initial four phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of January 31, 2008, we had cash on hand of $31,433 and working capital of $35,897. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing in order to complete phase five of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 31, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and staking mineral claims. We have not earned any revenues and have not achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

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

We have incurred a net loss of $84,317 for the period from March 31, 2006 (inception) to January 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this quarterly report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended October 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3.               CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on May 15, 2007)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on May 15, 2007)

3.3	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 16, 2007)

10.1	Bill of Sale dated June 29, 2006 between Sombrio Capital Corp. And Laurence Sookochoff (incorporated by reference from our Form SB-2 Registration Statement, filed on May 15, 2007)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008)

16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on January 24, 2008)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMBRIO CAPITAL CORP.

By

/s/ Derek Page
Derek Page
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:   March 20, 2008