Form 10QSB
period 2008-04-30
SOMBRIO CAPITAL CORP
filed 2008-06-20
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 17, 2008, there were 7,187,498 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$20,290	$45,344
Prepaid expenses	3,047	8,750
	23,337	54,094

Mineral Property Acquisition Costs	3,596	3,596

	$26,933	$57,690

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,143	$3,052

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share
Issued:
7,187,498 common shares outstanding as at April 30, 2008
and October 31, 2007	7,188	7,188

Additional Paid In Capital	116,122	116,122
Accumulated Other Comprehensive Loss	447	700
Accumulated Deficit During The Exploration Stage	(103,967)	(69,372)
	19,790	54,638

	$26,933	$57,690

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 31
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	2,638	-	2,638	3,142	16,244
Filing fees	1,153	-	1,304	-	4,522
General and administrative	369	145	576	263	6,452
Professional fees	9,702	7,900	20,538	12,658	59,238
Transfer agent fees	5,788	-	9,538	-	17,511

Net Loss For The Period	$(19,650)	$(8,045)	$(34,594)	$(16,063)	$(103,967)

Basic And Diluted Loss Per
Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	7,187,498	7,180,756	7,187,498	7,039,075

The accompanying notes are an integral part of these financial statements.

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 31
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2008	2007	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$(19,650)	$(8,045)	$(34,594)	$(16,063)	$(103,967)
Foreign currency translation
adjustment	(53)	259	(253)	(469)	447

Total Comprehensive Loss	$(19,703)	$(7,786)	$(34,847)	$(16,532)	$(103,520)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 31
	SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(34,594)	$(16,063)	$(103,967)
Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	4,090	(5,752)	7,143
Prepaid expenses	5,703	-	(3,047)
	(24,801)	(21,815)	(99,871)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(3,596)

Cash Provided By Financing Activity
Issuance of common stock	-	42,650	123,310

Foreign Exchange Effect On Cash	(253)	(470)	447

Increase In Cash	(25,054)	20,365	20,290

Cash, Beginning Of Period	45,344	74,684	-

Cash, End Of Period	$20,290	$95,049	$20,290

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$24	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2007 Form 10-KSB. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s October 31, 2007 financial statements, have been omitted. The results of operations for the six month period ended April 30, 2008 are not necessarily indicative of results for the entire year ending October 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $103,967 for the period from March 31, 2006 (inception) to April 30, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008
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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008
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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008
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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008
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

During the period ended October 31, 2006, the Company paid $3,596 (CDN$4,000) to acquire an undivided 100% interest in a mineral claim known as the “Lincoln 1”, located in the Province of British Columbia.

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

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

Our plan of operation is to continue to carry out preliminary exploration work on our Lincoln 1 mineral claim in order to ascertain whether our mineral claim warrants advanced exploration to determine whether they possess commercially exploitable deposits of gold. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We have no revenues, have losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claims. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Lincoln 1 Mineral Claim

We acquired the Lincoln 1 mineral claim from Laurence Sookochoff in consideration for the purchase price of CDN$4,000 pursuant to a Bill of Sale dated June 29, 2006. The Lincoln 1 mineral claim is comprised of 16 cells totaling 810 acres (328 hectares) located within the Kamloops Mining Division in the Province of British Columbia, Canada.

Recent Corporate Developments

Since the completion of our last quarter ended January 31, 2008, we experienced the following significant corporate developments:

1.

In May, 2008, the Company received a geological report detailing the results of Phase IIIa of its planned exploration program on the Lincoln 1 mineral claim. The exploration program was successful in that a new zone of potential mineralization was discovered proximate to the 2006 sample area and the Admiral Dewey mineral showing. The 2006 ample results disclosed weak surficial copper mineralization correlating with weak copper mineralization at depth revealed by historically reported drill core assays. Sample results from the new showing returned higher than average copper values from previous and historical assays. The geologist recommended that the new showing area should be the focus of future exploration on the Lincoln 1 mineral claim. Based on the results of the exploration, management determined to proceed with Phase IIIb, consisting of detailed field examination of potential exploration sites including localized geophysical surveys, is expected to be completed during the Company’s third fiscal quarter subject to the availability of our consulting geologist and receipt of additional financing.

Plan of Operation

We estimate that our total expenditures over the next 12 months will be approximately $28,600. Our plan of operation for the next 12 months is to complete the following objectives:

1.

We have determined to proceed with the second stage of the third phase of the recommended exploration program on our Lincoln 1 mineral claims based on the geological report received by us on the third phase of the exploration program. Phase IIIb will consist of a detailed field examination of potential exploration sites including localized geophysical surveys and is estimated to cost approximately $5,000. We expected to complete Phase IIIb during our third fiscal quarter subject to the availability of our consulting geologist and receipt of additional financing.

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

Anticipated Cash Requirements

As at April 30, 2008, we had cash reserves of $20,290 and working capital of $19,790. Based on current cash reserves we have sufficient funds to meet our anticipated expenditures for at least the next nine months. During the 12 month period ending April 30, 2009, we anticipate that we will not generate any revenue and our estimated expenses are $28,600. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase three of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase three. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month and six month periods ended April 30, 2008 which are included herein.

Our operating results for the three and six month periods ended April 30, 2008 and April 30, 2007 are summarized as follows:

Three and Six Months Summary

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	19,650	8,045	34,594	16,063
Net Loss	$(19,650)	$(8,045)	$(34,594)	$(16,063)

Revenues

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three and six month periods ended April 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2008	2007	2008	2007
Exploration Expenses	$2,638	$-	$2,638	$3,142
Filing Fees	1,153	-	1,304	-
General and Administrative	369	145	576	263
Professional Fees	9,702	7,900	20,538	12,658
Transfer Agent Fees	5,788	-	9,538	-
Total Expenses	$19,650	$8,045	$34,594	$16,063

General and Administrative

The increase in our general and administrative expenses for the three and six month periods ended April 30, 2008 compared to April 30, 2007 was due primarily to an increase in our professional fees associated with preparing and filing our periodic reports pursuant to our reporting obligations under the Securities Exchange Act of 1934.

Professional Fees

The increase in professional fees for the three and six month periods ended April 30, 2008 compared to April 30, 2007 was due to additional compliance costs incurred in connection with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	April 30, 2008	October 31, 2007	(Decrease)
Current Assets	$23,337	$54,094	(56.8%	)
Current Liabilities	$7,143	$3,052	134%
Working Capital	$16,194	$51,042	(68.3%	)

Cash Flows
	Six Month Period	Six Month Period	Percentage
	Ended	Ended	Increase /
	April 30, 2008	April 30, 2007	(Decrease)
Cash used in Operating Activities	$(24,801)	$(21,815)	13.7%
Cash provided by Investing	$-	$-	-
Activities
Cash provided by Financing	$-	$42,650	(100%	)
Activities
Foreign Exchange Effect on Cash	$(253)	$(470)	(46.2%	)
Net Increase (Decrease) in Cash	$(25,054)	$20,365	(223%	)

As at April 30, 2008, we had cash reserves of $20,290 and working capital of $19,790. Based on current cash reserves we have sufficient funds to meet our anticipated expenditures for at least the next nine months. During the 12 month period ending April 30, 2009, we anticipate that we will not generate any revenue and our estimated expenses are $28,600. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($24,801) during the six months ended April 30, 2008 and ($21,815) during the six months ended April 30, 2007. Cash used in operating activities during the period ended April 30, 2008 was funded by cash from financing activities in 2007.

Cash From Investing Activities

No cash was used or provided in investing activities during the three and six month periods ended April 30, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the three and six month periods ended April 30, 2008.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $103,967 for the period from March 31, 2006 (inception) to April 30, 2008, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our natural resource properties. Management has plans to seek additional capital through a private placement and public offering of the Company’s common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. Although we estimate that we have sufficient funds for planned operations for at least the next nine months, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Risks and Uncertainties

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the initial four phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of April 30, 2008, we had cash on hand of $20,290 and working capital of $19,790. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing in order to complete phase five of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to maintain our interest in the Lincoln 1 mineral claim, then we will lose our interest in this mineral claim and our business will fail.

Our mineral properties consist of our interest in the Lincoln 1 mineral claim. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. The annual cost of compliance with the Mineral Tenure Act with respect to our Lincoln 1 mineral claim is presently approximately CDN$1,312 (equivalent to $1,285 based on an exchange rate of CDN$0.98 to $1.00 as of June 17, 2008) per year. The Lincoln 1 mineral claim is in good standing with the Province of British Columbia until July 17, 2008, therefore exploration work with a minimum value of $1,285 for the property is required before the 17th of every July. If we do not complete this minimum amount of exploration work by July 17, 2008, we will be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or $1,285 in total, to the Province of British Columbia. If we fail to make any of the required payments, we would lose our interest in the Lincoln 1 mineral claim and you could lose all or part of your investment.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have only commenced the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 31, 2006, and to date have been involved primarily in organizational activities and evaluating our resource project. We have not earned any revenues and have not achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

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

We have incurred a net loss of $103,967 for the period from March 31, 2006 (inception) to April 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Access to the mineral claims is restricted to the period between May and October of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can result in our failure to meet deadlines for exploration expenditures by October 31 of each year as required by the Province of British Columbia. This will cause our business venture to fail and the loss of your entire investment in our company unless we can meet deadlines.

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

Because our executive officer has limited experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officer has limited experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment.

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

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our chief executive officer and our chief financial officer. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 18, 2008