Form 10QSB
period 2008-07-31
SOMBRIO CAPITAL CORP
filed 2008-09-22
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of September 19, 2008, there were 7,187,498 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No[x]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$13,402	$45,344
Prepaid expenses	-	8,750
	13,402	54,094

Mineral Property Acquisition Costs	3,596	3,596

	$16,998	$57,690

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,629	$3,052

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share
Issued:
7,187,498 common shares outstanding as at July 31, 2008
and October 31, 2007	7,188	7,188

Additional Paid In Capital	116,122	116,122
Accumulated Other Comprehensive Loss	336	700
Accumulated Deficit During The Exploration Stage	(112,277)	(69,372)
	11,369	54,638

	$16,998	$57,690

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 31
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	808	2,619	3,446	4,621	17,052
Filing fees	664	4,621	1,968	5,761	5,186
General and administrative	103	5,082	679	5,345	6,555
Professional fees	5,485	11,385	26,023	24,043	64,723
Transfer agent fees	1,250	-	10,788	-	18,761

Net Loss For The Period	$(8,310)	$(23,707)	$(42,904)	$(39,770)	$(112,277)

Basic And Diluted Loss Per
Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	7,187,498	7,187,498	7,187,498	7,089,093

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 31
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2008	2007	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$(8,310)	$(23,707)	$(42,904)	$(39,770)	$(112,277)
Foreign currency translation
adjustment	(111)	-	(364)	(469)	336

Total Comprehensive Loss	$(8,421)	$(23,707)	$(43,268)	$(40,239)	$(111,941)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 31
	NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(42,904)	$(39,770)	$(112,277)
Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	2,576	14,798	5,629
Prepaid expenses	8750	(12,500)	-
	(31,578)	(37,472)	(106,648)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(3,596)

Cash Provided By Financing Activity
Issuance of common stock	-	42,650	123,310

Foreign Exchange Effect On Cash	(364)	(470)	336

Increase In Cash	(31,942)	4,708	13,402

Cash, Beginning Of Period	45,344	74,684	-

Cash, End Of Period	$13,402	$79,392	$13,402

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$24	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2007 Form 10-KSB. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s October 31, 2007 financial statements, have been omitted. The results of operations for the nine month period ended July 31, 2008 are not necessarily indicative of results for the entire year ending October 31, 2008.

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

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to July 31, 2008, the Company had no revenue and incurred net losses aggregating $112,277. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2008
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

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. Also, long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2008
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

The Company’s business activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion if and when revenue is generated from the Company’s business activities.

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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2008, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2008
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

3.	MINERAL PROPERTY

During 2006, the Company acquired an undivided 100% interest in a mineral claim (known as the “Lincoln 1”) located in the Province of British Columbia for $3,596 (CDN$4,900).

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Sombrio” mean Sombrio Capital Corp., unless the context clearly requires otherwise.

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

Plan of Operation

We estimate that our total expenditures over the next 12 months will be approximately $28,600. Our plan of operation for the next 12 months is to complete the following objectives:

1.

We have determined to proceed with the second stage of the third phase of the recommended exploration program on our Lincoln 1 mineral claims based on the geological report received by us on the third phase of the exploration program. Phase IIIb is expected to consist of a detailed field examination of potential exploration sites including localized geophysical surveys and is estimated to cost approximately $5,000. We commenced Phase IIIb during our third fiscal quarter.

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

Anticipated Cash Requirements

As at July 31, 2008, we had cash reserves of $13,402 and working capital of $7,773. Based on current cash reserves we have sufficient funds to meet our anticipated expenditures for at least the next nine months. During the 12 month period ending July 31, 2009, we anticipate that we will not generate any revenue and our estimated expenses are $28,600. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase three of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase three. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended July 31, 2008 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2008 and July 31, 2007 are summarized as follows:

Three and Nine Months Summary

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	8,310	23,707	42,904	39,770
Net Loss	$8,310	$23,707	$42,904	$39,770

Revenues

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three and nine month periods ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Exploration Expenses	$808	$2,619	$3,446	$4,621
Filing Fees	664	4,621	1,968	5,761
General and Administrative	103	5,082	679	5,345
Professional Fees	5,485	11,385	26,023	24,043
Transfer Agent Fees	1,250	-	10,788	-
Total Expenses	$8,310	$23,707	$42,904	$39,770

General and Administrative

The decrease in our general and administrative expenses for the three and nine month periods ended July 31, 2008 compared to July 31, 2007 was due primarily to a decrease in our professional fees associated with preparing and filing our periodic reports pursuant to our reporting obligations under the Securities Exchange Act of 1934 and reduced exploration expenses.

Professional Fees

The decrease in professional fees for the three and nine month periods ended July 31, 2008 compared to July 31, 2007 was due to reduced compliance costs incurred in connection with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	July 31, 2008	October 31, 2007	(Decrease)
Current Assets	$13,402	$54,094	(75.2%	)
Current Liabilities	$5,629	$3,052	84.4%
Working Capital	$7,413	$51,042	(85.4%	)

Cash Flows

	Nine Month Period Ended	Nine Month Period Ended
	July 31, 2008	July 31, 2007
Cash used in Operating Activities	$(31,578)	$(37,472)
Cash provided by Investing	$-	$-
Activities
Cash provided by Financing	$-	$42,650
Activities
Foreign Exchange Effect on Cash	$(364)	$(470)
Net Increase (Decrease) in Cash	$(31,942)	$4,708

As at July 31, 2008, we had cash reserves of $13,402 and working capital of $7,413. Based on current cash reserves we have sufficient funds to meet our anticipated expenditures for at least the next nine months. During the 12 month period ending July 31, 2009, we anticipate that we will not generate any revenue and our estimated expenses are $28,600. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $31,578 during the nine months ended July 31, 2008 and $37,472 during the nine months ended July 31, 2007. Cash used in operating activities during the period ended July 31, 2008 was funded by cash from financing activities in 2007.

Cash From Investing Activities

No cash was used or provided in investing activities during the three and nine month periods ended July 31, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the three and nine month periods ended July 31, 2008.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $112,277 for the period from March 31, 2006 (inception) to July 31, 2008, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our natural resource properties. Management has plans to seek additional capital through a private placement and public offering of our company’s common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Our current operating funds are estimated to be sufficient to complete the initial four phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2008, we had cash on hand of $13,402 and working capital of $7,413. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing in order to complete phase five of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to maintain our interest in the Lincoln 1 mineral claim, then we will lose our interest in this mineral claim and our business will fail.

Our mineral properties consist of our interest in the Lincoln 1 mineral claim. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. The annual cost of compliance with the Mineral Tenure Act with respect to our Lincoln 1 mineral claim is presently approximately CDN$1,312 per year. The Lincoln 1 mineral claim is in good standing with the Province of British Columbia until December 17, 2010. If we do not complete this minimum amount of exploration work by December 17, 2010, we will be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or $1,285 in total, to the Province of British Columbia. If we fail to make any of the required payments, we would lose our interest in the Lincoln 1 mineral claim and you could lose all or part of your investment.

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

We have incurred a net loss of $112,277 for the period from March 31, 2006 (inception) to July 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our chief executive officer and our chief financial officer. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

By: /s/ Derek Page
Derek Page
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date: September 21, 2008