Form 10-Q
period 2009-01-31
SOMBRIO CAPITAL CORP
filed 2009-03-23
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2009

[   ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-52667

SOMBRIO CAPITAL CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0533822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Tawny Road, Sarnia, Ontario, Canada, N7S 5K1
(Address of principal executive offices, including zip code)

519-542-1229
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2
of the Exchange Act). Yes [X]    No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of March 23, 2009

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

The following consolidated interim unaudited financial statements of Sombrio Capital Corp. (the “Company”) for the three month period ended January 31, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008;

(b)	Consolidated Statements of Comprehensive Loss for three months ended January 31, 2009, for the three months ended January 31, 2008, and for the period March 31, 2006 (Inception) to January 31, 2009.

(c)	Consolidated Statements of Cash Flows for the three months ended January 31, 2009, for the three months ended January 31, 2008, and for the period March 31, 2006 (inception) to January 31, 2009.

(d)	Condensed Notes to Financial Statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)
(Stated in U.S. Dollars)

	January 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$6,527	$9,479
Prepaid Expenses

Total Current Assets	$6,527	$9,479

Mineral Property Acquisition Costs

	$6,527	$9,479

LIABILITIES
Current
Accounts Payable and accrued liabilities	$14,037	$9,037

	14,037	9,037

Stockholders' Equity
Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share
Issued:
7,187,498 common shares outstanding as at October 31,
2008 and at October 31, 2007	7,188	7,188

Additional Paid-In Capital	116,122	116,122

Accumulated Other Comprehensive Income	743	743

Deficit Accumulated During The Exploration Stage	(130,580)	(123,611)
	(7,510)	442

	$6,527	$9,479

See accompanying condensed notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

			For the period
			Mar. 31 2006
	For the three months ended		(inception) to
	January 31,		January 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Exploration costs		3,446	17,052
Filing fees	631	2,373	6,222
General and administrative	350	757	6,982
Professional fees	7,936	32,574	79,210
Transfer agent fees		11,493	19,466
	(8,917)	(50,643)	(132,528)
Write Down Of Mineral Property	-	3,596	3,596
		-
Net Loss For The Period	(8,917)	(54,239)	(128,932)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding		7,187,498

Net Loss For The Period	(8,917)	(54,239)

Other Comprehensive Loss
Foreign currency translation adjustment	978	43	1,721
Total Comprehensive Loss For The Period	(7,938)	(54,196)

See accompanying condensed notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
Statement of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

					For the period
					Mar. 31 2006
		For the three months ended			(inception) to
		January 31,			January 31,
		2009		2008	2009
Cash (Used In) Operating Activities
Net loss for the period		$(7,938)		$(54,239)	$(131,549)
Adjustment to reconcile net loss to net cash used in
operating activities:
Write down of mineral property		-		3,596	3,596
		(7,938)		(50,643)	(127,953)

Changes in non-cash operation working capital
items:
Prepaid Expenses				8,750	8,750
Accounts payable and accrued liabilities		5,000		5,985	14,037
		(5,000)		(35,908)	(115,978)
Cash (Used In) Investing Activity
Mineral property acquisition costs					(3,596)

Cash Provided By Financing Activity
Issuance of common stock					123,310

Foreign Exchange Effect on Cash		978		43	1,021

(Decrease) Increase In Cash		(2,938)		(35,865)	16,006

Cash, Beginning Of Period		9,465		45,344

Cash, end of the period		$6,527		$9,479	$16,006

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:					-
Interest	$		$		-
Income taxes	$		$

See accompanying condensed notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The interim financial statements as of and for the 3 months ended 3/31/09 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2008. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

Organization

Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Sarnia, Ontario, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7. During the Company’s 2008 fiscal year, all of its natural resource exploration properties were abandoned.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to January 31, 2009, the Company had no revenue and incurred net losses aggregating $128,932. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
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

During 2006, the Company acquired an undivided 100% interest in a mineral claim (known as the “Lincoln 1”) located in the Province of British Columbia for $3,596.

Subsequent to October 31, 2008, the Company has ceased work on the claim. The property had been fully written down and abandoned at October 31, 2008.

Item 2.                     Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions. We are an exploration stage company and have not yet generated or realized any revenues.

Overview

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

We incurred operating expenses in the amount of $128,932 from inception on March 31, 2006 through the period ended January 31, 2009. These operating expenses were composed of exploration expenses, professional fees, and other administrative expenses.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities We completed an offering of 5,000,000 shares of our common stock at a price of $0.001 per share to Mr. Derek Page, our director and officer, on March 31, 2006, for total proceeds of $5,000. We completed this offering pursuant to Section 4(2) of the Securities Act.

We completed an offering of 999,999 shares of our common stock at a price of $0.03 per share to a total of five purchasers on July 13, 2006. The total proceeds from this offering were $30,000. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act

We completed an offering of 760,999 shares of our common stock at a price of $0.06 per share to a total of 13 purchasers on September 23, 2006 for total proceeds of $45,660. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.           Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).           Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1(a)                   Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on February 11, 2009.

Item 2.                       Unregistered Sales of Equity Securities

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

Item 3.                       Defaults Upon Senior Securities

None

Item 4.                       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending January 31, 2009.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMBRIO CAPITAL CORP.

By:	/s/ Ken MacAlpine

Ken MacAlpine, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: March 23, 2009