Form 10-Q
period 2009-04-30
SOMBRIO CAPITAL CORP
filed 2009-06-22
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2009

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of June 19, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated interim unaudited financial statements of Sombrio Capital Corp. (the “Company”) for the three month period ended April 30, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of April 30, 2009 and October 31, 2008;

(b)

Consolidated Statements of Operations for three months ended April 30, 2009, for the three months ended April 30, 2008, for the six months ended April 30, 2009, for the six months ended April 30, 2008 and for the period March 31, 2006 (Inception) to April 30, 2009.

(c)	Consolidated Statements of Cash Flows for the six months ended April 30, 2009, for the six months ended April 30, 2008, and for the period March 31, 2006 (inception) to April 30, 2009.

(d)	Condensed Notes to Financial Statements.

SOMBRIO CAPITAL CORPORATION
(An Exploaration Stage Company)
BALANCE SHEETS
(Stated in U.S. dollars)

	April 30,	October 31
	2009	2008
ASSETS
Current
Cash	$128	$9,479

	$128	$9,479

LIABILITIES
Current
Accounts payable and accrued liablilities	$9,037	$9,037

Non current
Loan from Stockholder	5,791	-

	14,828.00	9,037.00

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,187,498 common shares outstanding as at April 30,
2009 and at October 31, 2008	7,188	7,188

Additional Paid-In Capital	116,122	116,122

Accumulated Other Comprehensive Income	1,683	743

Deficit Accumulated During The Explaration Stage	(139,693)	(123,611)

	(14,700)	442

	$128	$9,479

See accompanying condensed notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					Cumulative
					Period from
					Inception
					March 31,
	Three Months Ended		Six Months Ended		2006 to
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009
Revenue	$-	$-	$-	$-	$-

Expenses:
Exploration Expenses	-	2,638	-	2,638	17,052
Filing Fees	4,435	1,153	5,066	1,304	10,657
General and Administrative	121	369	471	576	7,103
Professional Fees	2,609	9,702	10,545	20,538	81,819
Transfer Agent fees	-	5,788	-	9,538	19466
	(7,165)	(19,650)	(16,082)	(34,594)	(136,097)
Write Down of Mineral Property					3,596

Net Loss For The Period	(7,165)	(19,650)	(16,082)	(34,594)	(139,693)

Basic and Diluted Loss Per share	$(0.001)		$(0.002)

Weighted Average Number
Of common Shares Outstanding	7,187,498		7,187,498

STATEMENT OF COMPREHENSIVE LOSS
					Cumulative
					from Inception
					March 31,
	Three Months Ended		Six Months Ended		2006 to
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009

Other Comprehensive Loss
Net loss for the period	$(7,165)	$(19,650)	$(16,082)	$(34,594)	$(139,693)
Foreign currency translation
adjustment	(39)	(53)	940	(253)	1,683

Total Comprehensive Loss	$(7,204)	$(19,703)	$(15,142)	$(34,847)	$(138,010)

See accompanying condensed notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			Period
			from
			Inception
			March 31,
	Six Months Ended		2006 to
	April 30,		April 30,
	2009	2008	2009

Cash flows (Used In) operating activities:
Net loss for the period	$(16,082)	$(34,594)	$(139,693)
Change in non-cash operating working
capital items
Accounts payable and accrued liabilities		4,090	9,037
Prepaid expenses		5,703
Write down of mineral properties			3,596
	(16,082)	(24,801)	(127,060)

Cash flows provided by investing activities
Mineral property acquisition costs			(3,596)

Cash flows privided by financing activities:
Stock issued for cash			123,310
Proceeds of loan from stockholder	5,791		5,791
	5,791	-	129,101

Foreign Exchange Effect on Cash	940	(253)	1,683

Net increase (decrease) in cash	(9,351)	(25,054)	128

Cash, beginning of the period	9,479	45,344	-

Cash, end of the period	$128	$20,290	$128

Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest		$24
Taxes	$-	$-

See accompanying condensed notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The interim financial statements as of and for the 6 months ended 4/30/09 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2008. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended April 30, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

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

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to April 30, 2009, the Company had no revenue and incurred net losses aggregating $139,693. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
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

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
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

We incurred operating expenses in the amount of $139,693 from inception on March 31, 2006 through the period ended April 30, 2009. These operating expenses were composed of exploration expenses, professional fees, and other administrative expenses.

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

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending April 30, 2009.

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

Date: June 19, 2009