Form 10-K
period 2009-10-31
SOMBRIO CAPITAL CORP
filed 2010-01-29
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 218,749.80 based on a price of $0.10 per share, being the issue price per share of the last private placement of our company in April, 2007.
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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,187,498 shares of common stock as of January 26, 2010.

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

Competition

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

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

Holders of our Common Stock

As of January 26, 2010, there were 49 registered stockholders holding 7,112,500 shares of our issued and outstanding common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2009.

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

We require a minimum of approximately $20,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $62 and a working capital in the amount of $(9,988) as of October 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2009 which are included herein.

Our operating results for the years ended October 31, 2009, 2008 and 2007 are summarized as follows:

	Years Ended
	October31,
	2009	2008	2007

Revenue	$-	$-	$-
Operating Expenses	11,370	50,643	57,724
Net Loss	$11,370	$54,239	$57,724

Revenues

We abandoned our Lincoln 1 mineral claim, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the years ended October 31, 2009, 2008 and 2007 are outlined in the table below:

	Years Ended
	October 31,
	2009	2008	2007

Exploration Expenses	$-	$3,446	$8,619
Filing Fees	6,198	2,373	2,828
General and Administrative	1,464	757	5,435
Professional Fees	3,708	32,574	39,947
Transfer Agent Fees	-	11,493	6,728
Total Expenses	$11,370	$50,643	$57,724

Exploration Expenses

The decrease in our exploration expenses for the year ended October 31, 2009 compared to October 31, 2008 was primarily due to the fact that we abandoned our Lincoln 1 mineral claim.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses decreased in fiscal 2009 as the Company did more of the corporate organization itself.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	October 31,	October 31,	(Decrease)
	2009	2008

Current Assets	$62	$9,479	(99.3%)
Current Liabilities	$10,050	$9.037	(11.2%)
Working Capital	$(9,988)	$442	(2359.7%)

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	October 31,	October 31,	(Decrease)
	2009	2008
Cash used in Operating Activities	$(20,047)	$(35,908)	(44.2%)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$10,064	$-	100%
Foreign Exchange Effect on Cash	940	$43	2086%
Net Increase (Decrease) in Cash	$(9,403)	$(35,865)	(73.8%)

We anticipate that we will incur approximately $20,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($20,047) during the year ended October 31, 2009 and ($35,908) during the year ended October 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the years ended October 31, 2009 and October 31, 2008.

Cash from Financing Activities

We generated $10,064 from financing activities during the year ended October 31, 2009 compared to no cash from financing activities during the year ended October 31, 2008.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2009, our company has accumulated losses of $134,981 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2009 and 2008
(Stated in U.S. Dollars)

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Sombrio Capital Corp.

I have audited the accompanying consolidated balance sheet of Sombrio Capital Corp. as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

Except as discussed in the following paragraph, I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but do not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Sombrio Capital Corp. as of October 31, 2009 and 2008 and the results of its operations and changes in stockholders equity and cash flows for the years ended October 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern. As discussed in Note 1 to the financial statements, the Company has not generated income and has accumulated losses. This raises substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/b

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 13, 2010

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. dollars)

	October 31	October 31
	2009	2008

ASSETS
Current
Cash	$62	$9,479

	$62	$9,479

LIABILITIES
Current
Accounts payable and accrued liablilities	$-	$9,037

Non current
Loan Payable	10,050	-

	10,050	9,037

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,187,498 common shares outstanding as at October 31,
2009 and 2008	7,188	7,188

Additional Paid-In Capital	116,122	116,122

Accumulated Other Comprehensive Income	1,683	743

Deficit Accumulated During The Exploration Stage	(134,981)	(123,611)

	(9,988)	442

	$62	$9,479

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					Cumulative
					Period from
					Inception
					March 31,
	Three Months Ended		For the Year Ended		2006 to
	October 31,		October 31,		Oct. 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-
Exploration Expenses	-	-	-	3,446	17,052
Filing Fees	429	405	6,198	2,373	11,789
General and Administrative	441	78	1,464	757	8,096
Professional Fees	1,200	6,551	3,708	32,574	74,982
Transfer Agent fees	-	705	-	11,493	19,466
	2,070	7,739	11,370	50,643	131,385

Operating Loss	(2,070)	(7,739)	(11,370)	(50,643)	(131,385)
Write Down of Mineral Property				3,596	3,596

Net Loss For The Period	(2,070)	(7,739)	(11,370)	(54,239)	(134,981)

Basic and Diluted Loss Per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number
Of common Shares Outstanding	7,187,498	7,187,498	7,187,498	7,187,498

STATEMENT OF COMPREHENSIVE LOSS

					Cumulative
					from Inception
					March 31,
	Three Months Ended		For the Year Ended		2006 to
	October 31,		October 31,		Oct. 31,
	2009	2008	2009	2008	2009
Other Comprehensive Loss
Net loss for the period	$(2,070)		$(11,370)	$54,239	$(134,981)
Foreign currency translation
adjustment	-	(321)	940	43	1,683

Total Comprehensive Loss	$(2,070)	$(321)	$(10,430)	$54,196	$(133,298)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period
			from
			Inception
			March 31,
	Year Ended		2006 to
	October 31,		Oct. 31,
	2009	2008	2009

Cash flows (Used In) operating activities:
Net loss for the period	$(11,370)	$(54,239)	$(134,981)
Change in non-cash operating working
capital items
Accounts payable and accrued liabilities	(9,037)	5,985
Prepaid expenses		8,750
Write down of mineral properties		3,596	3,596
	(20,407)	(35,908)	(131,385)

Cash flows provided by investing activities
Mineral property acquisition costs			(3,596)

Cash flows privided by financing activities:
Stock issued for cash			123,310
Proceeds of loans	10,050		10,050
Other	14
	10,064	-	133,360

Foreign Exchange Effect on Cash	940	43	1,683

Net increase (decrease) in cash	(9,403)	(35,865)	62

Cash, beginning of the period	9,465	45,344	-

Cash, end of the period	$62	$9,479	$62

Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 31, 2006 (Inception) to October 31, 2009
(Stated in U.S. Dollars)

				Accumulated	Accumulated
				Other	Deficit	Total
			Additional	Compre-	during the	Shareholders'
	Common Stock		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Inception, March 31, 2006	-	$-	$-	$-	$-	$-
May 31, 2006 - Stock issued for
cash at $0.001	5,000,000	5,000				5,000
July 13, 2006 - Stock issued for
cash at $0.03	999,999	1,000	29,000			30,000
September 23, 2006 - Stock
issued for cash at $0.06	760,999	761	44,899			45,660
Foreign currency translation				(178)		(178)
Net Loss for the period					(11,648)	(11,648)

Balances, October 31, 2006	6,760,998	$6,761	$73,899	$(178)	$(11,648)	$68,834

December 31, 2006 - Stock
issued for cash at $0.10	418,500	419	41,431			41,850
April 16, 2007 - Stock issued for
cash at $0.10	8,000	8	792			800
Foreign currency traslation				878		878
Net loss for the year					(57,724)	(57,724)

Balances, October 31, 2007	7,187,498	7,188	116,122	700	(69,372)	54,638

Foreign currency traslation				43		43
Net loss for the year					(54,239)	(54,239)

Balances, October 31, 2008	7,187,498	7,188	116,122	743	(123,611)	442

January 7, 2009 - Stock cancelled
returned to Treasury	(5,000,000)	(5,000)				5,000
January 7, 2009 - Stock issued
for cash at $0.001 per share	5,000,000	5,000				5,000
Foreign currency traslation				940		940
Net loss for the year					(11,370)	(11,370)

Balances, October 31, 2009	7,187,498	7,188	116,122	1,683	(134,981)	12

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2009
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

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to October 31, 2009, the Company had no revenue and incurred net losses aggregating $134,981. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company ceased work on the claim. The property was fully written down and abandoned as at the fiscal year ended October 31, 2008.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’ operations and have an impact on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (‘SFAS 162’). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval for the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial statements.

5.CAPITAL STOCK

On May 31, 2006 the company sold 5,000,00 shares of common stock at $0.001 per share for cash.

On July 13, 2006 pursuant to a private placement, the Company sold 999,999 shares of common stock at $0.03 per share for cash.

On September 23, 2006, pursuant to a private placement, the Company sold 760,999 shares of common stock at $0.06 per share for cash.

On December 31, 2006, pursuant to a private placement, the Company sold 418,500 shares of common stock at $0.10 per share.

On April 16, 2007, pursuant to a private placement, the Company sold 8,000 shares of common stock for $0.10 per share.

On January 7, 2009, 5,000,000 shares were cancelled and returned to Treasury.

On January 7, 2009, pursuant to a private placement, the Company sold 5,000,000 shares of common stock for $0.001 pr share.

As at October 31, 2009 and 2008, the Company has no option plan, warrants or other dilutive securities.

As at October 31, 2009 and 2008, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 7,187,498 shares and 7,187,498 shares were issued and outstanding at October 31, 2009 and 2008 respectively.

6. INCOME TAXES

a) Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% ( 2007 – 34%) to income before income taxes. The difference results from the following items:

	2009	2008
Computed expected (benefit of) income taxes	$(22,046)	$(18,500)
Increase in valuation allowance	22,046	18,500
Income tax provision	$0	0

b. significant components of the Company’s deferred income tax assets are as follows:

	2009	2008
Deferred income tax assets	$45,546	$42, 000
Valuation allowance	(45,546)	(42,000)
Net deferred income tax assets	$0	0

c) The Company has incurred operating losses of approximately $3,546 (2008 - $54,000), which if unutilized, expire in 2029, Subject to certain restrictions, the Company has mineral property and exploration expenditures of $ 17,052 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiation date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE
2009	$10,430	2029
2008	54,000	2028
2007	58,000	2027
2006	12,000	2026
Total income tax operation loss carry forward	$134,430

7.CHANGE IN CONTROL

On December 30, 2009 Derek Page voluntarily resigned as Chief Executive Officer, Chief financial Officer and Secretary of the Company. Ken MacAlpine was appointed in his place. Ken MacAlpine was appointed to the Board of Directors, whereupon Derek Page resigned as director.

On January 7, 2010 the 5,000,000 shares controlled by Derek Page through 644822 British Columbia Ltd. were cancelled and returned to Treasury. On the same date Ken MacAlpine purchased 5,000,000 shares at $0.001 per share through his owned and controlled corporation KIF Capital Corporation, representing approximately 69.5% of the total outstanding number of shares of common stock of the Company.

8.CONTINGENCIES, LITIGATION

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2009.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at January 26, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ken MacAlpine	President, Secretary, Treasurer and a Director	59	December 30, 2008

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

ITEM 11.            EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  our most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2009; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2009, 2008 and 2007, are set out in the following summary compensation table:
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Derek Page(1) Former President, Chief Executive Officer and Chief Financial Officer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ken MacAlpine(2) Current President, Chief Executive Officer and Chief Financial Officer	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Derek Page was our president, chief executive officer and chief financial officer from March 31, 2006 (Inception) to December 30, 2008.
(2)	Ken MacAlpine has been our president, chief executive officer and chief financial officer since December 30, 2008

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended October 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2009.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 26, 2010, there were 7,187,498 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)	The percentage of class is based on 7,187,498 shares of common stock issued and outstanding as of January 26, 2010.

(3)	Registered in the name of KIF Capital Corp., a private company controlled by Mr. Ken MacAlpine.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,00 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2009 and October 31, 2008 for professional services rendered by John Kinross-Kennedy, CPA and Jorgenson & Co., for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2009	Year Ended October 31, 2008
Audit Fees and Audit Related Fees	$1,500	$5,115
Tax Fees	-	$300
All Other Fees	-	-
Total	$1,500	$5,415

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

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

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

Date: January 26, 2010