Form 10-Q
period 2010-01-31
SOMBRIO CAPITAL CORP
filed 2010-03-12
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of March 12, 2010

PART I. FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following consolidated interim unaudited financial statements of Sombrio Capital Corp. (the “Company”) for the three month period ended January 31, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of January 31, 2010 and October 31, 2009;

(b)	Consolidated Statements of Operations for three months ended January 31, 2010, for the three months ended January 31, 2009, and for the period March 31, 2006 (Inception) to January 31, 2010.

(c)	Consolidated Statements of Cash Flows for the three months ended January 31, 2010, for the three months ended January 31, 2009, and for the period March 31, 2006 (inception) to January 31, 2010.

(d)	Statement of Stockholders’ Equity for the period from March 31, 2006 (Inception) to January 31, 2010.

(e)	Notes to Financial Statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. dollars)

	January 31	October 31
	2010	2009
	(Unaudited)
ASSETS
Current
Cash	$927	$62

	$927	$62

LIABILITIES
Non current
Loan Payable	11,550	10,050

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 common voting stock with a par value of $0.001 per share
5,000,000 preferred stock with a par value of $0.001 per share
Issued and outstanding:
7,187,498 common shares outstanding as at January 31, 2010 and Oactober 31, 2009	7,188	7,188
Additional Paid-In Capital	116,122	116,122
Accumulated Other Comprehensive Income	1,683	1,683
Deficit Accumulated During The Exploration Stage	(135,616)	(134,981)

	(10,623)	(9,988)

	$927	$62

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
			March 31,
	For the Three Months Ended		2006 to
	January 31,		Jan. 31,
	2010	2009	2010

Revenue	$-	$-	$-
Exploration Expenses	-	-	17,052
Filing Fees	-	631	11,789
General and Administrative	335	350	8,431
Professional Fees	300	7,936	75,282
Transfer Agent fees	-	-	19,466
	635	8,917	132,020

Operating Loss	(635)	(8,917)	(132,020)
Write Down of Mineral Property			3,596

Net Loss For The Period	(635)	(8,917)	(135,616)

Other Comprehensive Loss
Foreign currency translation adjustment	-	978	1,683

Total Comprehensive Loss	$(635)	$(7,939)	$(133,933)

Basic and Diluted Loss Per share	$(0.00)	$(0.00)

Weighted Average Number Of common Shares Outstanding	7,187,498	7,187,498

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative
			Period
			from
			Inception
			March 31,
	For the Three Months Ended		2006 to
	January 31,		Jan. 31,
	2010	2009	2010

Cash flows (Used In) operating activities:
Net loss for the period	$(635)	$(8,917)	$(135,616)
Change in non-cash operating working capital items
Accounts payable and accrued liabilities	-	5,000	-
Prepaid expenses
Write down of mineral properties	-	-	3,596
	(635)	(3,917)	(132,020)

Cash flows provided by investing activities
Mineral property acquisition costs			(3,596)

Cash flows privided by financing activities:
Stock issued for cash			123,310
Proceeds of loans	1,500		11,550
Other
	1,500	-	134,860

Foreign Exchange Effect on Cash	-	978	1,683

Net increase (decrease) in cash	865	(2,939)	927

Cash, beginning of the period	62	9,466	-

Cash, end of the period	$927	$6,527	$927

Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 31, 2006 (Inception) to January 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

				Accumulated	Accumulated
				Other	Deficit	Total
			Additional	Compre-	during the	Shareholders'
	Common Stock		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Inception, March 31, 2006	-	$-	$-	$-	$-	$-
May 31, 2006 - Stock issued for cash at $0.001	5,000,000	5,000				5,000
July 13, 2006 - Stock issued for cash at $0.03	999,999	1,000	29,000			30,000
September 23, 2006 - Stock issued for cash at $0.06	760,999	761	44,899			45,660
Foreign currency translation				(178)		(178)
Net Loss for the period					(11,648)	(11,648)

Balances, October 31, 2006	6,760,998	$6,761	$73,899	$(178)	$(11,648)	$68,834

December 31, 2006 - Stock issued for cash at $0.10	418,500	419	41,431			41,850
April 16, 2007 - Stock issuedc for cash at $0.10	8,000	8	792			800
Foreign currency traslation				878		878
Net loss for the year					(57,724)	(57,724)

Balances, October 31, 2007	7,187,498	$7,188	$116,122	$700	$(69,372)	$54,638

Foreign currency traslation				43		43
Net loss for the year					(54,239)	(54,239)

Balances, October 31, 2008	7,187,498	$7,188	$116,122	$743	$(123,611)	$442

January 7, 2009 - Stock cancelled returned to Treasury	(5,000,000)	(5,000)				(5,000)
January 7, 2009 - Stock issued for cash at $0.001 per share	5,000,000	5,000				5,000
Foreign currency traslation				940		940
Net loss for the year					(11,370)	(11,370)

Balances, October 31, 2009	7,187,498	$7,188	$116,122	$1,683	$(134,981)	$(9,988)

Net loss for the 3 months ended January 31, 2010					(635)	(635)

Balances, January 31, 2010	7,187,498	$7,188	$116,122	$1,683	$(135,616)	$(10,623)

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
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

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to January 31, 2010, the Company had no revenue and incurred net losses aggregating $135,616. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2010, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

5.	CAPITAL STOCK

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

As at January 31, 2010, the Company has no option plan, warrants or other dilutive securities.

As at January 31, 2010, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 7,187,498 shares were issued and outstanding.

6.	INCOME TAXES

a) Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% ( 2007 – 34%) to income before income taxes. The difference results from the following items for the fiscal years ended October 31, 2009 and 2008:

	2009	2008

Computed expected (benefit of) income taxes	$(22,046)	$(18,500)
Increase in valuation allowance	22,046	18,500
Income tax provision	$0	0

b) significant components of the Company’s deferred income tax assets are as follows:

	2009	2008
Deferred income tax assets	$45,546	$42, 000
Valuation allowance	(45,546)	(42,000)
Net deferred income tax assets	$0	0

c) The Company has incurred operating losses of approximately $134,430, which if unutilized, expire in 2029, Subject to certain restrictions, the Company has mineral property and exploration expenditures of $17,052 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have not been recognized in these financial statements, and have been offset by a valuation allowance.

The following table lists the fiscal year in which the loss was incurred and the expiation date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE
2009	$10,430	2029
2008	54,000	2028
2007	58,000	2027
2006	12,000	2026
Total income tax operation loss carry forward	$134,430

7.	CHANGE IN CONTROL

On December 30, 2008 Derek Page voluntarily resigned as Chief Executive Officer, Chief financial Officer and Secretary of the Company. Ken MacAlpine was appointed in his place. Ken MacAlpine was appointed to the Board of Directors, whereupon Derek Page resigned as director.

On January 7, 2009 the 5,000,000 shares controlled by Derek Page through 644822 British Columbia Ltd. were cancelled and returned to Treasury. On the same date Ken MacAlpine purchased 5,000,000 shares at $0.001 per share through his owned and controlled corporation KIF Capital Corporation, representing approximately 69.5% of the total outstanding number of shares of common stock of the Company.

8.	CONTINGENCIES, LITIGATION

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

We incurred operating losses in the amount of $134,430 from inception on March 31, 2006 through the period ended January 31, 2010. These operating expenses were composed of exploration expenses, professional fees, and other administrative expenses.

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

On January 7, 2009, we completed an offering of 5,000,000 shares of its common stock at a price of $0.001 per share to KIF Capital Corp. (“KIF”). KIF is a private company owned and controlled by Ken MacAlpine, a director of the Company. The total amount the Company received from this offering was $5,000. The Company completed the offering pursuant to Regulation S under the Securities Act of 1933.

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

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1(a)                 Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on January 26, 2010.

Item 2.                     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2010.

Item 3.                     Defaults Upon Senior Securities

None

Item 4.                     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending January 31, 2010.

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

Date: March 12, 2010