Form 10-Q
period 2010-04-30
SOMBRIO CAPITAL CORP
filed 2010-06-09
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2010

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
Yes [X]    No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of June 9, 2010

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

The following consolidated interim unaudited financial statements of Sombrio Capital Corp. (the “Company”) for the three month period ended April 30, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at April 30, 2010 and October 31, 2009.

(b)	Consolidated Statement of Operations for (i) the three months ended April 30, 2010 and 2009, (ii) for the six months ended April 30, 2010 and 2009, and (iii) the cumulative period from inception (March 31, 2006) to April 30, 2010.

(c)	Consolidated Statements of Cash Flows for (i) the six months ended April 30, 2010 and 2009, and (ii) the cumulative period from inception (March 31, 2006) to April 30, 2010.

(d)	Statement of Stockholders’ Equity for the period from incorporation (March 31, 2006) to April 30, 2010.

(e)	Notes to Financial Statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. dollars)

	April 30,	October 31,
	2010	2009
	(Unaudited)
ASSETS
Current
Cash	$10,756	$62

	$10,756	$62

LIABILITIES
Current
Accounts Payable	5,757

Non current
Loan Payable	26,221	10,050

	31,978	10,050

STOCKHOLDERS' EQUITY
Capital Stock
Authorized: 100,000,000 common voting stock with a par value of $0.001 per share 5,000,000 preferred stock with a par value of $0.001 per share
Issued and outstanding: 7,187,498 common shares outstanding as at April 30, 2010 and October 31, 2009	7,188	7,188
Additional Paid-In Capital	116,122	116,122
Accumulated Other Comprehensive Income	1,683	1,683
Deficit Accumulated During The Exploration Stage	(146,215)	(134,981)

	(21,222)	(9,988)

	$10,756	$62

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					Cumulative
					Period from
					Inception
					March 31,
	For the Three Months Ended		For the Six Months Ended		2006 to
	April 30,		April 30,		Apr. 30,
	2010	2009	2010	2009	2010

Revenue		$-	$-	$-	$-

Expenses
Mining Lease	$5,000		$5,000		$5,000
Exploration Expenses	-	-	-	-	17,052
Filing Fees	-	4,435	1,943	5,066	15,116
Professional Fees	3,919	2,609	4,219	10,545	79,200
Transfer Agent fees	-	-	-	-	19,466
General and Administrative	36	121	72	471	8,468

	8,955	7,165	11,234	16,082	144,302

Operating Loss	(8,955)	(7,165)	(11,234)	(16,082)	(144,302)
Write Down of Mineral Property	-	-	-	-	3,596

Net Loss For The Period	(8,955)	(7,165)	(11,234)	(16,082)	(147,898)

Other Comprehensive Loss
Foreign currency translation adjustment	-	(39)	-	940	1,683

Total Comprehensive Loss	$(8,955)	$(7,204)	$(11,234)	$(15,142)	$(146,215)

Basic and Diluted Loss Per share	($0.001)	($0.001)	($0.002)	($0.002)

Weighted Average Number Of common Shares Outstanding	7,187,498	7,187,498	7,187,498	7,187,498

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative
			Period
			from
			Inception
			March 31,
	For the Six Months Ended		2006 to
	April 30,		Jan. 31,
	2010	2009	2010

Cash flows (Used In) operating activities:
Net loss for the period	$(11,234)	$(16,082)	$(147,898)
Change in non-cash operating working capital items
Accounts payable and accrued liabilities	5,757	-	-
Write down of mineral properties			3,596
	(5,477)	(16,082)	(144,302)

Cash flows provided by investing activities
Mineral property acquisition costs			(3,596)

Cash flows privided by financing activities:
Stock issued for cash			123,310
Proceeds of loans	16,171	5791	26,221
Other
	16,171	5,791	149,531

Foreign Exchange Effect on Cash	-	940	1,683

Net increase (decrease) in cash	10,694	(9,351)	3,316

Cash, beginning of the period	62	9,479	-

Cash, end of the period	$10,756	$128	$3,316

Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 31, 2006 (Inception) to April 30, 2010
(Stated in U.S. Dollars)
(Unaudited)

				Accumulated	Accumulated
				Other	Deficit	Total
			Additional	Compre-	during the	Shareholders'
	Common Stock		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Inception, March 31, 2006	-	$-	$-	$-	$-	$-
May 31, 2006 - Stock issued for cash at $0.001	5,000,000	5,000				5,000
July 13, 2006 - Stock issued for cash at $0.03	999,999	1,000	29,000			30,000
September 23, 2006 - Stock issued for cash at $0.06	760,999	761	44,899			45,660
Foreign currency translation				(178)		(178)
Net Loss for the period					(11,648)	(11,648)

Balances, October 31, 2006	6,760,998	$6,761	$73,899	$(178)	$(11,648)	$68,834

December 31, 2006 - Stock issued for cash at $0.10	418,500	419	41,431			41,850
April 16, 2007 - Stock issued for cash at $0.10	8,000	8	792			800
Foreign currency traslation				878		878
Net loss for the year					(57,724)	(57,724)

Balances, October 31, 2007	7,187,498	$7,188	$116,122	$700	$(69,372)	$54,638

Foreign currency traslation				43		43
Net loss for the year					(54,239)	(54,239)

Balances, October 31, 2008	7,187,498	$7,188	$116,122	$743	$(123,611)	$442

January 7, 2009 - Stock cancelled returned to Treasury	(5,000,000)	(5,000)				(5,000)
January 7, 2009 - Stock issued for cash at $0.001 per share	5,000,000	5,000				5,000
Foreign currency traslation				940		940
Net loss for the year					(11,370)	(11,370)

Balances, October 31, 2009	7,187,498	$7,188	$116,122	$1,683	$(134,981)	$(9,988)

Net loss for the 6 months ended April 30, 2010					(11,234)	(11,234)

Balances, April 30, 2010	7,187,498	$7,188	$116,122	$1,683	$(146,215)	$(21,222)

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

These unaudited interim financial statements as of and for the three months ended April 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended April 30, 2010 are not necessarily indicative of results for the entire year ending October 31, 2010.

Organization

Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Sarnia, Ontario, Canada.

Exploration Stage Activities

The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. In 2006, the Company acquired an undivided 100% interest in a mineral claim known as “Lincoln 1” located in the Province of British Columbia. The lease was abandoned in 2008. In 2010 the company signed a lease on five lode mining claims in Elko County Nevada, which became effective April 20, 2010.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to April 30, 2010, the Company had no revenue and incurred net operating losses aggregating $146,215. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long- Lived Assets”, when facts and circumstances indicate impairment may exist.

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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2010, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended April 30, 2010 and 2009:

	2010	2009
Numerator:

Basic and diluted net loss per share: Net Loss	$(11,234)	$(15,142)

Denominator

Basic and diluted weighted average number of shares outstanding	7,187,498	7,187,4698

Basic and Diluted Net Loss Per Share	$(0.002)	$(0.002)

e)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

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

The company signed a lease on five lode mining claims in Elko County Nevada, which became effective April 20, 2010. The lease requires minimum annual lease payments, escalating according to schedule, applied to a 1.5% royalty on net smelter returns. The Company has the right to buy out the royalty for $5,000,000, which is mandatory by the 7th anniversary of the lease. The lease requires the Company to pay all regulatory mining claim maintenance or rental fees.

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

As at April 30, 2010, the Company has no option plan, warrants or other dilutive securities.

As at April 30, 2010, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 7,187,498 shares were issued and outstanding.

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

c) The Company has incurred operating losses of approximately $146,215, which if unutilized, expire in 2029, Subject to certain restrictions, the Company has mineral property and exploration expenditures of $17,052 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiation date of the operating loss carry forwards:

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

8.	FINANCIAL COMMITMENT

The Company is required under the active mining lease in Elco County, Nevada to pay minimum payments for the next five years as follows:

Fiscal year ended October 31,

2010	$5,000	Paid
2011	7,500
2012	10,000
2013	10,000
2014	25,000
	$57,500

8.	CONTINGENCIES, LITIGATION

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

Overview

We were incorporated as Sombrio Capital Corp. under the laws of Nevada on March 31, 2006. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently hold a lease on five (5) unpatented lode mineral claims that we refer to as the Enright Hill Prospect. Further exploration of these mineral claims is required before a final determination as to their viability can be made. Although exploratory work on the claims conducted prior to our obtaining a lease on the property has indicated some potential showings of mineralization, we are uncertain as to the potential existence of a commercially viable mineral deposit existing in these claims.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold, silver, copper or any other valuable minerals. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims. After acquiring a lease on the Enright Hill Prospect, we retained the services of David Wolfe, Consulting Geologist. Mr. Wolfe prepared a technical report for us on the mineral exploration potential of the claims. Included in this report is a recommended exploration program which consists of trenching, mapping and sampling and drilling.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Our business plan is to proceed with the exploration of the Enright Hill Prospect mineral claims to determine whether there are commercially exploitable reserves of gold, silver or other metals.

1.    We plan to complete phase one of our exploration program recommended by David Wolfe, our Consulting Geologist, on our Enright Hill Prospect mineral claims. Phase one will consist of detailed mapping and geochemical sampling of the claims and target areas near the top of Enright Hill to better define the gold-silver mineralization. Phase one is estimated to cost approximately $5,200. We have commissioned David Wolfe to carry out this phase of our exploration program in June of 2010 and expect to have results in July 2010. We currently have sufficient cash reserves to proceed with this phase of the exploration program.

2.    We plan to complete phase two of our exploration program on our Enright Hill mineral claims. Phase two will consist of further detailed mapping and geochemical sampling of the claims. and is estimated to cost approximately $10,500. We expect to commence this second phase of our exploration program in August of 2010, depending on the availability of our consulting geologist. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program. However the company’s President Mr. MacAlpine has agreed to lend the company enough cash to proceed with this phase of the exploration program.

3.    If warranted by the results of phase three, we intend to proceed with phase three of our recommended exploration program. Phase three is estimated to cost $18,850 and will be comprised of drill hole planning, staking and permitting. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program.

During the exploration stage of the Enright Hill Prospect, our President will be devoting approximately 8 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more time of our president such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

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

We incurred operating losses in the amount of $134,981 from inception on March 31, 2006 through the period ended April 30, 2010. These operating expenses were composed of exploration expenses, professional fees, and other administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities We completed an offering of 5,000,000 shares of our common stock at a price of $0.001 per share to Mr. Derek Page, a former director and officer, on March 31, 2006, for total proceeds of $5,000. We completed this offering pursuant to Section 4(2) of the Securities Act.

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

On January 7, 2009, we completed an offering of 5,000,000 shares of its common stock at a price of $0.001 per share to KIF Capital Corp. (“KIF”). KIF is a private company owned and controlled by Ken MacAlpine, a director and officer of the Company. The total amount the Company received from this offering was $5,000. The Company completed the offering pursuant to Regulation S under the Securities Act of 1933.

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

PART II. OTHER INFORMATION

Item 1.               Legal Proceedings

None.

Item 1(a)           Risk Factors

There have been no changes to our risk factors from those disclosed in our Post-Effective Amendment No. 1 to Form SB-2/A on Form S-1 filed on May 24, 2010.

Item 2.               Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended April 30, 2010.

Item 3.               Defaults Upon Senior Securities

None

Item 4.               Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending April 30, 2010.

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

SOMBRIO CAPITAL CORP.

By:	/s/ Ken MacAlpine.

Ken MacAlpine, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: June 9, 2010