Form 10-Q
period 2010-07-31
SOMBRIO CAPITAL CORP
filed 2010-09-09
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2010

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of September 8, 2010

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Sombrio Capital Corp. (the “Company”) for the three month period ended July 31, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at July 31, 2010 and October 31, 2009.

(b)
Consolidated Statement of Operations for (i) the three months ended July 31, 2010 and 2009, (ii) for the nine months ended July 31, 2010 and 2009, and (iii) the cumulative period from inception (March 31, 2006) to July 31, 2010.

(c)	Consolidated Statements of Cash Flows for (i) the nine months ended July 31, 2010 and 2009, and (ii) the cumulative period from inception (March 31, 2006) to July 31, 2010.

(d)	Statement of Stockholders’ Equity for the period from incorporation (March 31, 2006) to July 31, 2010.

(e)	Notes to Financial Statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
as at July 31, 2010 (unaudited) and October 31, 2009
(Stated in U.S. dollars)

	July 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS
Current
Cash	$2,186	$62

	$2,186	$62

LIABILITIES
Current
Accounts Payable	11,513	-

Non current
Loan Payable	26,221	10,050

	37,734	10,050

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
5,000,000 preferred stock with a par value of $0.001
per share, of which none are issued and outstanding;
100,000,000 common voting stock with a par value of
$0.001 per share
Issued and outstanding:
7,187,498 common shares outstanding as at July 31,
2010 and October 31, 2009	7,188	7,188
Additional Paid-In Capital	116,122	116,122
Accumulated Other Comprehensive Income	1,683	1,683
Deficit Accumulated During The Exploration Stage	(160,541)	(134,981)

	(35,548)	(9,988)

	$2,186	$62

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					Period from
					Inception
					March 31,
	For the Three Months Ended		For the Nine Months Ended		2006 to
	July 31,		July 31,		July 31,
	2010	2009	2010	2009	2010

Revenue		$-	$-	$-	$-

Expenses
Mining Lease	$10,756	$-	$15,757	$-	$15,756
Exploration Expenses		-		-	17,052
Filing Fees	1,331	703	3,274	5,769	16,447
Professional Fees	2,203	1,000	6,421	11,545	81,403
Transfer Agent fees		-		-	19,466
General and Administrative	36	552	108	1,023	8,504

	14,326	2,255	25,560	18,337	158,628

Operating Loss	(14,326)	(2,255)	(25,560)	(18,337)	(158,628)
Write Down of Mineral Property	-	-	-	-	3,596

Net Loss For The Period	(14,326)	(2,255)	(25,560)	(18,337)	(162,224)

Other Comprehensive Loss
Foreign currency translation adjustment	-	-	-	940	1,683

Total Comprehensive Loss	$(14,326)	$(2,255)	$(25,560)	$(17,397)	$(160,541)

Basic and Diluted Loss Per share	$(0.002)	$(0.000)	$(0.004)	$(0.002)

Weighted Average Number
Of common Shares Outstanding	7,187,498	7,187,498	7,187,498	7,187,498

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative
			Period
			from
			Inception
			March 31,
	For the Nine Months Ended		2006 to
	July 31,		July 31,
	2010	2009	2010

Cash flows (Used In) operating activities:
Net loss for the period	$(25,560)	$(18,337)	$(160,541)
Change in non-cash operating working capital items
Accounts payable and accrued liabilities	11,513	-	11,513
Write down of mineral properties			3,596
	(14,047)	(18,337)	(145,432)

Cash flows provided by investing activities
Mineral property acquisition costs			(3,596)

Cash flows privided by financing activities:
Stock issued for cash	-	-	123,310
Proceeds of loans	16,171	8039	26,221
Other
	16,171	8,039	149,531

Foreign Exchange Effect on Cash	-	940	1,683

Net increase (decrease) in cash	2,124	(9,358)	2,186

Cash, beginning of the period	62	9,479	-

Cash, end of the period	$2,186	$121	$2,186

Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 31, 2006 (Inception) to July 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

				Accumulated	Accumulated
				Other	Deficit	Total
			Additional	Compre-	during the	Shareholders'
	Common Stock		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Inception, March 31, 2006	-	$-	$-	$-	$-	$-
May 31, 2006 - Stock issued
for cash at $0.001	5,000,000	5,000				5,000
July 13, 2006 - Stock issued
for cash at $0.03	999,999	1,000	29,000			30,000
September 23, 2006 - Stock
issued for cash at $0.06	760,999	761	44,899			45,660
Foreign currency translation				(178)		(178)
Net Loss for the period					(11,648)	(11,648)

Balances, October 31, 2006	6,760,998	$6,761	$73,899	$(178)	$(11,648)	$68,834

December 31, 2006 - Stock
issued for cash at $0.10	418,500	419	41,431			41,850
April 16, 2007 - Stock
issued for cash at $0.10	8,000	8	792			800
Foreign currency traslation				878		878
Net loss for the year					(57,724)	(57,724)

Balances, October 31, 2007	7,187,498	$7,188	$116,122	$700	$(69,372)	$54,638

Foreign currency traslation				43		43
Net loss for the year					(54,239)	(54,239)

Balances, October 31, 2008	7,187,498	$7,188	$116,122	$743	$(123,611)	$442

January 7, 2009 - Stock cancelled
returned to Treasury	(5,000,000)	(5,000)				(5,000)
January 7, 2009 - Stock issued
for cash at $0.001 per share	5,000,000	5,000				5,000
Foreign currency traslation				940		940
Net loss for the year					(11,370)	(11,370)

Balances, October 31, 2009	7,187,498	$7,188	$116,122	$1,683	$(134,981)	$(9,988)

Net loss for the 9 months ended
July 31, 2010					(25,560)	(25,560)

Balances, July 31, 2010	7,187,498	$7,188	$116,122	$1,683	$(160,541)	$(35,548)

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010
(Stated in U.S. Dollars)

1.     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

These unaudited interim financial statements as of and for the nine months ended July 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended July 31, 2010 are not necessarily indicative of results for the entire year ending October 31, 2010.

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

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to July 31, 2010, the Company had no revenue and incurred net operating losses aggregating $160,541. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards Board  Accounting Standards Codification Topic 360, (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

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

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of April 30, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended July 31, 2010 30, 2010 and 2009:

	2010	2009
Numerator:
Basic and diluted net loss per share:
Net Loss	$(25,560)	$(17,397)

Denominator

Basic and diluted weighted average number of shares outstanding	7,187,498	7,187,4698

Basic and Diluted Net Loss Per Share	$(0.004)	$(0.002)

e)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

	i)	monetary items at the exchange rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

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

In accordance with FASB ASC Topic 360, (“FAS 144”),  “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

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

4.     RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company:

In May, 2009, the FASB issued ASC 855, Subsequent Events, which established  general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final SFAS, No. 168,  “FASB Accounting Standards Codification ( “ASC”) and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   It will not have an impact on the Company’s financial position, results of operations or cash flows.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% ( 2009 – 34%) to income before income taxes. The difference results from the following items for the fiscal years ended October 31, 2009 and 2008:

	2009	2008
Computed expected (benefit of) income taxes	$(22,046)	$(18,500)
Increase in valuation allowance	22,046	18,500
Income tax provision	$0	$0

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008
Deferred income tax assets	$45,546	$42, 000
Valuation allowance	(45,546)	(42,000)
Net deferred income tax assets	$0	$0

c)	The Company has incurred operating losses of approximately $134,000 which if unutilized, expire in 2029, Subject to certain restrictions, the Company has mineral property and exploration expenditures of $32,808 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiation date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE
2009	$10,430	2029
2008	54,000	2028
2007	58,000	2027
2006	12,000	2026
Total income tax operation loss carry forward	$134,430

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

9.     CONTINGENCIES, LITIGATION

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

1.  We plan to complete phase one of our exploration program recommended by David Wolfe, our Consulting Geologist, on our Enright Hill Prospect mineral claims.  Phase one will consist of detailed mapping and geochemical sampling of the claims and target areas near the top of Enright Hill to better define the gold-silver mineralization. Phase one is estimated to cost approximately $5,200. We have commissioned David Wolfe to carry out this phase of our exploration program in September of 2010 and expect to have results in late October 2010. We currently do not have sufficient cash reserves to proceed with this phase of the exploration program, and plan to fund this phase through a loan from our president Mr. MacAlpine.

2.  We plan to complete phase two of our exploration program on our Enright Hill mineral claims.  Phase two will consist of further detailed mapping and geochemical sampling of the claims. and is estimated to cost approximately $10,500. We expect to commence this second phase of our exploration program in November of 2010, depending on the availability of our consulting geologist. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program. However the company’s President Mr. MacAlpine has agreed to lend the company enough cash to proceed with this phase of the exploration program.

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

We incurred operating losses in the amount of $158,628 from inception on March 31, 2006 through the period ended July 31, 2010.  These operating expenses were composed of exploration expenses, professional fees, and other administrative expenses.

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

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Post-Effective Amendment No. 1 to Form SB-2/A on Form S-1 filed on May 24, 2010.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended July 31, 2010.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending July 31, 2010.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMBRIO CAPITAL CORP.

By:           /s/ Ken MacAlpine

Ken MacAlpine, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: September 8, 2010