Form 10-K/A
period 2009-10-31
SOMBRIO CAPITAL CORP
filed 2010-10-06
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

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
Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,187,498 shares of common stock as of  October 6 , 2010.

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

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to successfully identify and evaluation a suitable business opportunity;
●	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
●	risks related to the failure to successfully management or achieve growth of a new business opportunity; and
●	other risks and uncertainties related to our business strategy.

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

Our operating results for the years ended October 31, 2009, 2008 and  2007 are summarized as follows:

	Years Ended
	October 31,
	2009	2008	2007

Revenue	$-	$-	$-
Operating Expenses	11,370	50,643	57,724
Net Loss	$11,370	$54,239	$57,724

Our operating results for the three months ended October 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	October 31,
	2009	2008

Revenue	$-	$-
Operating Expenses	2,070	7,739
Net Loss	$2,070	$7,739

Revenues

We abandoned our Lincoln 1 mineral claim, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the years ended October 31, 2009, 2008 and 2007 are outlined in the table below:

	Years Ended
	October 31,
	2009	2008	2007

Exploration Expenses	$-	$3,446	$8,619
Filing Fees	6,198	2,373	2,828
General and Administrative	1,464	757	5,435
Professional Fees	3,708	32,574	39,947
Transfer Agent Fees	-	11,493	6,728
Total Expenses	$11,370	$50,643	$57,724

Our expenses for the three months ended October 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	October 31,
	2009	2008

Exploration Expenses	$-	$-
Filing Fees	429	405
General and Administrative	441	78
Professional Fees	1,200	6,551
Transfer Agent Fees		705
Total Expenses	$2,070	$7,739

Exploration Expenses

The decrease in our exploration expenses for the year ended October 31, 2009 compared to October 31, 2008 was primarily due to the fact that we abandoned our Lincoln 1 mineral claim.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses decreased in fiscal 2009 as well as the three months ended October 31, 2009 as the Company did more of the corporate organization itself.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	October 31, 2009	October 31, 2008	(Decrease)

Current Assets	$62	$9,479	(99.3%)
Current Liabilities	$10,050	$9.037	(11.2%)
Working Capital	$(9,988)	$442	(2359.7%)

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2009	October 31, 2008	(Decrease)
Cash used in Operating Activities	$(20,047)	$(35,908)	(44.2%)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$10,064	$-	100%
Foreign Exchange Effect on Cash	940	$43	2086%
Net Increase (Decrease) in Cash	$(9,403)	$(35,865)	(73.8%)

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

I have audited the accompanying consolidated balance sheet of Sombrio Capital Corp. as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2009 and 2008, and for the three month periods ended October 31, 2009 and 2008, and for the period since inception (March 31, 2006) to October 31, 2009. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Sombrio Capital Corp. as of October 31, 2009 and 2008 and the results of its operations and changes in stockholders equity and cash flows for the years ended October 31, 2009 and 2008, and for the three month periods ended October 31, 2009 and 2008, and for the period from inception (March 31, 2006) to October 31, 2009 in conformity with accounting principles generally accepted in the United States.

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
Reissued October 4, 2010

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

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at October 6, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officer;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2009; and
●
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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 6, 2010, there were 7,187,498 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)	The percentage of class is based on 7,187,498 shares of common stock issued and outstanding as of October 6, 2010.

(3)	Registered in the name of KIF Capital Corp., a private company controlled by Mr. Ken MacAlpine.

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
Ken MacAlpine
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	October 6, 2010