Form 10-Q/A
period 2010-07-31
SOMBRIO CAPITAL CORP
filed 2010-10-06
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of October 6 , 2010

PART I. FINANCIAL INFORMATION

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended July 31, 2010 30, 2010 and 2009:

	2010	2009
Numerator:
Basic and diluted net loss per share:
Net Loss	$(25,560)	$(17,397)

Denominator

Basic and diluted weighted average number of shares outstanding	7,187,498	7,187,4698

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

e)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

	i)	monetary items at the exchange rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% ( 2009 – 34%) to income before income taxes. The difference results from the following items for the fiscal years ended October 31, 2009 and 2008:

	2009	2008
Computed expected (benefit of) income taxes	$(26,200)	$(19,000)
Increase in valuation allowance	26,200	19,000
Income tax provision	$0	$0

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008
Deferred income tax assets	$54,570	$43,300
Valuation allowance	(54,570)	(43,300)
Net deferred income tax assets	$0	$0

c)	The Company has incurred operating losses of approximately $160,500 which if unutilized, expire in 2030 , Subject to certain restrictions, the Company has mineral property and exploration expenditures of $32,808 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiation date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE
2009	$10,430	2029
2008	54,000	2028
2007	58,000	2027
2006	12,000	2026
Total income tax operation loss carry forward	$134,430

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended July 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	July 31,
	2010	2009

Revenue	$-	$-
Operating Expenses	14,326	2,255
Net Loss	$14,326	$2,255

Our operating results for the nine months ended July 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	July 31,
	2010	2009

Revenue	$-	$-
Operating Expenses	25,560	18,337
Net Loss	$25,560	$18,337

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

Expenses

Our expenses for the three months ended July 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	July 31,
	2010	2009

Mining Lease	$10,756	$-
Exploration Expenses	-	-
Filing Fees	1,331	703
General and Administrative	36	552
Professional Fees	2,203	1,000
Transfer Agent Fees	-	-
Total Expenses	$14,326	$2,255

Mining Lease

The increase in our mining lease expenses is due to entering into a lease on five (5) unpatented lode mineral claims that we refer to as the Enright Hill Prospect on April 20, 2010.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $160,541 from inception on March 31, 2006 through the period ended July 31, 2010.  These operating expenses were composed of exploration expenses, professional fees, and other administrative expenses.

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

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and  no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
10.1	Mineral Lease Agreement April 20, 2010 between Sombrio Capital Corp. and Timberwolf Minerals Ltd. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Post-Effective Amendment No. 1 to Form SB-2/A on Form S-1 filed May 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMBRIO CAPITAL CORP.

By:           /s/ Ken MacAlpine

Ken MacAlpine, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: October 6 , 2010