Form 10-K
period 2010-10-31
SOMBRIO CAPITAL CORP
filed 2011-01-07
CIK 1397645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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
Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,187,498 shares of common stock as of January 7, 2011.

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

On April 20, 2010, we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of five (5) unpatented lode mining claims in the State of Nevada which we refer to as the Enright Hill Prospect. These mineral claims are located in Sections 7 & 8, Township 46 North, Range 5 East, Mt. Diablo Meridian, Elko County, Nevada, USA, owned by Timberwolf Minerals LTD.

According to the lease Sombrio has agreed to pay Timberwolf Minerals, LTD minimum royalty payments which shall be paid in advance.  Sombrio paid the sum of $5,000 upon execution of this lease, plus State and Bureau of Land Management filing fees for 2010 totaling $756.50 . Sombrio has agreed to pay $7,500 on or before the first anniversary of the lease, $10,000 on or before the second and third anniversary of the lease, $25,000 on or before the fourth anniversary of the lease and each annual payment after that shall be $25,000. Sombrio will pay Timberwolf Minerals, LTD a royalty of 1.5% of the Net Returns from all ores, minerals, concentrates, or other products mined and removed from the property and sold or processed by Sombrio, quarterly. Sombrio has the right to purchase the total 1.5% Net Smelter Return before the seventh (7th) Anniversary for a total cost of $5,000,000. If Sombrio fails to pay the purchase price before the 7th Anniversary, the lease agreement will terminate and the property will be returned to the Lessor. The term of this lease is for twenty (20) years, renewable for an additional twenty (20) years so long as conditions of the lease are met.

Our plan of operations is to conduct mineral exploration activities on the Enright Hill Prospect in order to assess whether these claims possess commercially exploitable mineral deposits.  (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). Our exploration program is designed to explore for commercially viable deposits of gold, silver, copper or any other valuable minerals.  (Commercially viable deposits are deposits which are suitably adequate or prepared for productive use of an economically workable natural accumulation of minerals or ores). We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.  (A reserve is an estimate within specified accuracy limits of the valuable metal or mineral content of known deposits that may be produced under current economic conditions and with present technology). We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

Upon acquiring a lease on the Enright Hill Prospect, David A. Wolfe, Professional Geologist, prepared a geologic report for us on the mineral exploration potential of the claims.  Mr. Wolfe is the President of Timberwolf Minerals LTD, the company from whom we leased the property. Included in this report is a recommended exploration program which consists of mapping, sampling, staking additional claims and drilling.

At this time we are uncertain of the extent of mineral exploration we will conduct before concluding that there are, or are not, commercially viable minerals on our claims.  Further phases beyond the current exploration program will be dependent upon numerous factors such as Mr. Wolfe’s recommendations based upon ongoing exploration program results and our available funds.

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

If we are unable to raise additional funds and we do not start generating revenue to a point where we can continue to operate, we may be forced to cease operations and close our business.  We are still pursuing our business plan but to date we have not been able to raise additional funds through either debt or equity offerings, and without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger.

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

Compliance with Government Regulation

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program. There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We currently have budgeted $1,000 for regulatory compliance.

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

ITEM 1A.     RISK FACTORS

Our Common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below:

RISKS RELATING TO OUR BUSINESS AND FINANCIAL CONDITION

If we do not obtain additional financing, our business plan will fail.

Our current operating funds not sufficient to complete the initial phase of preliminary exploration of our mineral claims and we will need to obtain additional financing in order to complete our business plan. As of October 31, 2010, we had cash on hand of $Nil and working capital of $(37,125).  Our business plan calls for significant expenses in connection with the exploration of our mineral claims. The exploration programs on our property as recommended by our consulting geologist is estimated to cost approximately $149,100.  We will require additional financing in order to complete phase one through four of the recommended exploration program.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, including the market price of gold.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we lease the Enright Hills Prospect, we face the risk of not being able to meet the requirements of the lease and may be forced to default on the agreement

Under the terms of the lease on the Enright Hills Prospect, Sombrio has agreed to pay minimum annual royalties on or before April of every year. If Sombrio is unable to meet these obligations, we may be forced to default on the agreement and the lease may be terminated by the owner resulting in lose of the property for Sombrio.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have only begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 31, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and staking mineral claims.  We have not earned any revenues and have not achieved profitability as of the date of this prospectus.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in this offering.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral claims, we will fail and you will lose your entire investment in this offering.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about the company’s ability to continue as a going concern.

We have incurred a net loss of $147,898 for the period from March 31, 2006 (inception) to October 31, 2010, and have no revenues to date.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim.  These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this prospectus have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended October 31, 2010. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

If our costs of exploration are greater than anticipated, then we will not be able to complete the exploration program for our Enright Hills Prospect without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Enright Hills Prospect.  We are proceeding to carry out an exploration program that has been recommended in a geological report that we obtained on the Enright Hills Prospect.  This exploration program outlines a budget for completion of the recommended exploration program.  However, there is no assurance that our actual costs will not exceed the budgeted costs.  Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the summer exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program.  Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing.  There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold or other valuable minerals on our mineral claims.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or silver in our mineral claim.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Enright Hills Prospect, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in this offering.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in this offering.

Because access to our mineral claims is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the mineral claims is restricted to the approximate period between Easter and Thanksgiving of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. This could cause our business venture to fail and the loss of your entire investment in this offering.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We currently have budgeted $1,000 for regulatory compliance.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in this offering.

Because our executive officer has limited experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officer has limited experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company.  As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities.  In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment in this offering.

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officer is spending approximately eight hours per week of his business time on providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Because our director is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada.

Because our sole director is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada or in enforcing a judgment against Sombrio’s assets located outside of the United States.

Because our president owns 69.56% of our outstanding common stock, investors may find that corporate decisions influenced by the president are inconsistent with the best interests of other stockholders.

Mr. MacAlpine is our president, chief financial officer and sole director. He owns approximately 69% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of its assets, the interests of Mr. MacAlpine may still differ from the interests of the other stockholders. Mr. MacAlpine owns 5,000,000 common shares for which he paid $0.001.

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

Our common stock is subject to the “Penny Stock” rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The shares of the company constitute a penny stock under the Securities and Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. Our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 2.     PROPERTIES.

Executive Offices

Our executive offices are located at 311 Tawny Road, Sarnia, Ontario N7S 5K1, Canada. Mr. Ken MacAlpine, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

The Enright Hill Property

The Enright Hill Prospect is comprised of five (5) unpatented lode mining claims located in Sections 7& 8 Township 46 North, Range 55 East, Mt. Diablo Meridian, Elko County, Nevada, USA, owned by Timberwolf Minerals LTD.  Details of the unpatented mining claims are as follows:

Claim Name	BLM Serial No.
EH-3	998680
EH-4	998681
EH-5	998682
EH-6	998683
EH-12	998689

Location and Access

The Enright Hill Prospect is located in the Hicks District, approx. 10 miles Northeast of Mountain City, in northern Elko County.  The property is approx. 80 miles north of Elko, Centered on Sections 7 & 8, T 46 N, R 55 E, MDPM.

The property lies at elevations of 7,000 to 7,500 ft.  The area is inaccessible in winter, from roughly Thanksgiving to Easter, but could be kept open without too much difficulty once production begins.

From St. Hwy NV225 at Wildhorse Reservoir, turn East onto Gold Creek Road, go approx. 8 miles, turn left(North) on well-traveled dirt road approx. 7 miles to T-intersection. Turn right (East) approx. 6 miles, turn left (North) on well-traveled dirt road, past The Mahoganies, 14 miles to turnoff on left 2 miles to property.

A map showing the location and access to the Enright Hill Prospect is provided below:

Local Resources

Water for drilling is available from a spring on the east side of the property. A larger stream is located approx. 5-6 miles south on access road.  Production quantities would require water wells on the property.  Contacts with basin-fill Tertiary volcanics along the eastern flank of the property typically carry large quantities of water in this type terrain. There are several locations from which to bring in electric within 5-10 miles, which is not an uncommon distance in Nevada.  There are several open-pit gold mines in the area just west of Wildhorse Reservoir, now closed and inactive, which obtained local labor.  Jerritt Canyon mine, located approx. 10 miles south of Wildhorse Reservoir supplements the local labor force with workers bussed in from Elko.  At this time, production at Jerritt is shut down with short periods of activity, and all local labor should be available.  All other services are available out of Elko.

Physiography and Climate

The property lies at elevations of 7,000 to 7,500 ft. The area is inaccessible in winter, from roughly Thanksgiving to Easter, but could be kept open without too much difficulty once production began.

Historical Exploration

History

Prospectors found gold on Enright Hill in the 1870's and quickly developed small working at the Bieroth Adit, the Enright Hill Deposit, and the Never Sweat Mine.

The Enright Hill property has been the focus of a number of limited exploration efforts in recent time.  In the 1970’s, Cordilleran Exploration drilled 21 holes to depths of 10-160 ft, intersecting 1-3 oz/t Ag mineralization.  Presumably the holes were drilled along the altered quartz-sericite-arsenopyrite zone that trends northeast from the Bieroth Adit, where numerous un-reclaimed drill roads and trenches are cut perpendicular to the altered trend.

In 1989, Westfield Minerals announced a small gold resource of approx. 20,000 oz. on Enright Hill.  It is not known if this was based solely on prior work, or if Westfield drilled any additional holes on the property.  The resource is unconfirmed and should be considered a potential resource only.

In 1996, the Timberwolf Minerals identified the area while consulting for Crown Resources, and recommended the area for acquisition.  Crown staked the open ground in the area, but did not contact Banner Development Corporation, who held a block of claims over the central mineralized structure.   Crown’s efforts were limited to minimal mapping and geochemical sampling.  Crown discontinued its exploration program in 1998, and quit- claimed the property to the author.  Efforts to find another interested party at that time of depressed metal prices were unsuccessful, and the area was dropped.

Banner held their claims until approx. 2000, then re-staked a limited line of SW trending claims in 2002-2003, leaving the main mineralized drill target mostly open.

The open area on Enright Hill was re-staked by Timberwolf Minerals in September, 2008.

Present Condition and Current State of Exploration

The Enright Hills Prospect presently does not have any known mineral reserves.  The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines.  There is no plant or equipment located on the property that is the subject of the mineral claim.

Geology of the Enright Hill Prospect

The Enright Hill area lies in a structurally complex area.  The property lies along the northeast extension of the Midas Rift, a broad northeast-trending zone of left-lateral strike-slip faulting that extends from California across Nevada and into Wyoming. The Comstock Lode, Florida Canyon, Getchell/Twin Creeks, Midas, Jerritt Canyon, Big Springs, and Doby George deposits all occur along this major structural zone.

Geological Report on the Enright Hills Prospect

The geologic report obtained on the Enright Hills Prospect concluded that at Enright Hill, drill targets in the upper plate, in Chainman shales and altered intrusive, as well as the lower plate carbonates, are as yet untested.  The overall target area, defined by alteration and anomalous gold-silver values, underlies an area at least 3,000 to 4,000 ft wide and 5,000 ft long, elongate NE-SW.

Our Planned Exploration Program

The geological report of David A. Wolfe recommended the completion a four phase preliminary exploration program which is summarized below.  We have determined, based on the recommendation of the initial geological report, to proceed with this exploration program.

Phase	Description of Phase of Exploration	Estimated Cost
Phase I	Detailed mapping and geochemical sampling	$5,200.00
Phase II	Additional geologic mapping and geochemical sampling based on preliminary sampling	10,050.00
Phase III	Drill hole planning, staking and permitting	18,850.00
Phase IV	Reverse Circulation drilling of 3 holes to 900 ft each	115,000.00
	Total Estimated Cost	$149,100.00

Phase One of the Exploration Program

The first phase of the exploration program is the detailed mapping and geochemical sampling of the claims and target areas near the top of Enright Hill to better define the gold-silver mineralization, and further enhance the project. This will phase require approximately 6 days on the property and the collection of approximately 25 samples. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program.

Phase Two of the Exploration Program

We will base Phase Two on the recommendations of a summary report of Phase One carried out by Mr. Wolfe. We expect Phase Two to consist of follow up mapping and geochemical sampling based on any trends identified in Phase One. Phase Two is expected to require approximately 10 days in the field and the collection of approximately 50 samples. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program.

Phase Three of the Exploration Program

Phase three of the exploration will be based on the summary reports of both Phase One and Two of the exploration program and is expected to consist of drill hole planning, staking and permitting. We expect to stake and permit approximately 20 additional claims. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program.

Phase Four of the Exploration Program

We will make a determination whether to proceed with the fourth phase of the exploration program upon completion of phase three. In completing this determination, we will make an assessment as to whether the results of the three phases of the work program are sufficiently positive to warrant us proceeding with further additional exploration. The geochemistry of the selected samples collected will have to show trace amounts of mineralization, including gold and copper, to be considered positive. The fourth phase of the exploration program would likely be comprised of a reverse circulation drill program of three holes of approximately 900 feet each and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment, the issuance of a work permit and the posting of a bond. The estimated cost of completion of this fourth phase of the exploration program is approximately $115,000. This phase is expected to take approximately four to eight weeks to complete.  Positive drilling results at this phase could indicate zones of mineralization but will not indicate, in any way, mineral reserves.

We anticipate engaging David Wolfe to conduct each phase of the exploration work on the property, based on his experience with the exploration of the property and his knowledge of the surrounding geology. The company currently does not have sufficient cash reserves to proceed with any phase of its exploration program.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended.

If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold and/ or silver, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible.  There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold and/ or silver mineralization.  Further, additional advanced exploration of our property beyond the third phase of the exploration program which, will include comprehensive drilling of our property, will be required before any feasibility study may be completed.

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

Holders of our Common Stock

As of January 7, 2011, there were 49 registered stockholders holding 7,112,500 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended October 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2010.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives:

1.           We plan to complete the phase one of our recommended exploration program on our Enright Hill Prospect mineral claims.  Phase one will consist of detailed mapping and geochemical sampling of the claims and target areas near the top of Enright Hill to better define the gold-silver mineralization. Phase one is estimated to cost approximately $5,200. We hope to commence this phase of our exploration program in Spring of 2011 and have results in late-spring 2011, depending on the availability of our consulting geologist. We currently do not have sufficient cash reserves to proceed with this phase of the exploration program. Our President Mr. MacAlpine has agreed to lend the company sufficient capital to cover phase one of our exploration program.

2.           We plan to complete phase two of our recommended exploration program on our Enright Hill mineral claims.  Phase two will consist of further detailed mapping and geochemical sampling of the claims. and is estimated to cost approximately $10,500. We hope to commence this second phase of our exploration program in Summer of 2011, depending on the availability of our consulting geologist. The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program.

3.           If warranted by the results of phase three, we intend to proceed with phase three of our recommended exploration program.  Phase three is estimated to cost $18,850 and will be comprised of drill hole planning, staking and permitting.  The company currently does not have sufficient cash reserves to proceed with this phase of its exploration program.

4.           We anticipate spending approximately $2,000 in ongoing general and administrative expenses per quarter for the next twelve months, for a total anticipated expenditure of $6,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual lease payments and general office expenses.

As at October 31, 2010, we had cash reserves of $Nil and working capital of $(37,125).  Our cash and working capital is not sufficient to enable us to complete any phases of our exploration program.  Our President Mr. MacAlpine has agreed to lend the company sufficient capital to cover phase one of our exploration program and our general and administrative expenses for the next twelve months.  However, our ability to complete phase two, three and four of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

If we are unable to raise additional funds and we do not start generating revenue to a point where we can continue to operate, we may be forced to cease operations and close our business. We are still pursuing our business plan but to date we have not been able to raise additional funds through either debt or equity offerings, and without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$6,000 in connection with our administrative expenses;

2.	$15,700 for exploration expenses related to phase one and phase two of our plan of operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2010 which are included herein.

Our operating results for the years ended October 31, 2010, 2009, 2008 and  2007 are summarized as follows:

	Years Ended
	October31,
	2010	2009	2008	2007

Revenue	$-	$-	$-	$-
Operating Expenses	27,137	11,370	50,643	57,724
Net Loss	$27,137	$11,370	$54,239	$57,724

Our operating results for the three months ended October 31, 2010, and 2009 are summarized as follows:

	Three Months Ended
	October31,
	2010	2009

Revenue	$-	$-
Operating Expenses	1,577	2,070
Net Loss	$1,577	$2,070

Revenues

We have had no operating revenues since our inception on March 31, 2006 through to the period ended October 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses for the years ended October 31, 2010, 2009 and 2008 are outlined in the table below:

	Years Ended
	October 31,
	2010	2009	2008

Exploration Expenses	$15,757	$-	$3,446
Filing Fees	4,146	6,198	2,373
General and Administrative	108	1,464	757
Professional Fees	7,126	3,708	32,574
Transfer Agent Fees	-	-	11,493
Total Expenses	$27,137	$11,370	$50,643

Our expenses for the three months ended October 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	October 31,
	2010	2009

Exploration Expenses	$-	$-
Filing Fees	872	429
General and Administrative	-	441
Professional Fees	705	1,200
Transfer Agent Fees
Total Expenses	$1,577	$2,070

Exploration Expenses

The increase in our exploration expenses for the year ended October 31, 2010 compared to October 31, 2009 was primarily due to the fact that we acquired the Enright Hills Property.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a post-effective amendment to our registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses increased in fiscal 2010 as a result of the preparation and filing of the post effective amendment to our registration statement, and decreased in the last quarter of 2010 as the Company did more of the corporate organization itself.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	October 31, 2010	October 31, 2009	(Decrease)

Current Assets	$-	$62	(100%)
Liabilities	$37,125	$10,050	369%
Working Capital	$(37,125)	$(9,988)	(371%)

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2010	October 31, 2009	(Decrease)
Cash used in Operating Activities	$(14,047)	$(20,047)	(29%)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$13,985	$10,064	38%
Foreign Exchange Effect on Cash	-	$940	(100%)
Net Increase (Decrease) in Cash	$-	$(9,403)	(100%)

We anticipate that we will incur approximately $6,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($14,047) during the year ended October 31, 2010 and ($20,407) during the year ended October 31, 2009. Cash used in operating activities was funded by cash from financing activities, and the proceeds of loans.

Cash From Investing Activities

No cash was used or provided in investing activities during the years ended October 31, 2010 and October 31, 2009.

Cash from Financing Activities

We generated $13,985 from financing activities during the year ended October 31, 2010 compared to $10,064 from financing activities during the year ended October 31, 2009.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2010, our company has accumulated losses of $162,118 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires an SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2010 and 2009
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Sombrio Capital Corporation

I have audited the accompanying balance sheets of Sombrio Capital Corporation as of October 31, 2010 and 2009 and the related statements of operations, equity and cash flows for the years ended October 31, 2010 and 2009, and for the three month periods ended October 31, 2010 and 2009, and for the period since inception (March 31, 2006) to October 31, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sombrio Capital Corporation as of October 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended October 31, 2010 and 2009, and for the three month periods ended October 31, 2010 and 2009, and for the period since inception (March 31, 2006) to October 31, 2010 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses and has no revenue.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s /

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
December 20, 2010

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
as at October 31, 2010 and 2009
(Stated in U.S. dollars)

	2010	2009

ASSETS
Current
Cash	$-	$62

	$-	$62

LIABILITIES
Current
Accounts payable and accrued liablilities	$13,090	$-

Non current
Loan Payable	24,035	10,050

	37,125	10,050

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share
Issued and outstanding:
7,187,498 common shares as at October 31, 2010 and 2009	7,188	7,188

Additional Paid-In Capital	116,122	116,122

Accumulated Other Comprehensive Income	1,683	1,683

Deficit Accumulated During The Exploration Stage	(162,118)	(134,981)

	-	(9,988)

	$-	$62

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)

					Cumulative
					Period from
					Inception
					March 31,
	For the three Months Ended		For the Year Ended		2006 to
	October 31,		October 31,		Oct. 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Exploration Expenses	-	-	15,757		32,809
Filing Fees	872	429	4,146	6198	15,935
General and Administrative		441	108	1464	8,204
Professional Fees	705	1,200	7,126	3708	82,108
Transfer Agent fees	-	-	-	0	19,466
	1,577	2,070	11,380	11,370	142,765
					-
Operating Loss	(1,577)	(2,070)	(27,137)	(11,370)	(158,522)
Write Down of Mineral Property					3,596
					-
Net Loss For The Period	(1,577)	(2,070)	(27,137)	(11,370)	(162,118)

Basic and Diluted Loss Per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares Outstanding	7,187,498	7,187,498	7,187,498	7,187,498

STATEMENT OF COMPREHENSIVE LOSS
					Cumulative
					from Inception
					March 31,
	For three Months Ended		For the Year Ended		2006 to
	October 31,		October 31,		Oct. 31,
	2010	2009	2010	2009	2010
Other Comprehensive Loss
Net loss for the period	$(1,576)	$(1,577)	$(27,137)	$(27,137)	$(162,118)
Foreign currency translation
adjustment				940	1,683

Total Comprehensive Loss	$(1,576)	$(1,577)	$(27,137)	$(26,197)	$(160,435)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period
			from
			Inception
			March 31,
	Year Ended		2006 to
	October 31,		Oct. 31,
	2010	2009	2010

Cash flows (Used In) operating activities:
Net loss for the period	$(27,137)	$(11,370)	$(162,118)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,090	(9,037)	13,090
	(14,047)	(20,407)	(149,028)

Cash flows provided by investing activities	-	-	-

Cash flows privided by financing activities:
Stock issued for cash			123,310
Proceeds of loans	13,985	10050	24,035
Other		14
	13,985	10,064	147,345

Foreign Exchange Effect on Cash		940	1,683

Net increase (decrease) in cash		(9,403)	-

Cash, beginning of the period	62	9,465	-

Cash, end of the period	$-	$62	$-

Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 31, 2006 (Inception) to October 31, 2010
(Stated in U.S. Dollars)

				Accumulated	Accumulated
				Other	Deficit	Total
			Additional	Compre-	during the	Shareholders'
	Common Stock		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Inception, March 31, 2006	-	$-	$-	$-	$-	$-
May 31, 2006 - Stock issued
for cash at $0.001	5,000,000	5,000				5,000
July 13, 2006 - Stock issued
for cash at $0.03	999,999	1,000	29,000			30,000
September 23, 2006 - Stock
issued for cash at $0.06	760,999	761	44,899			45,660
Foreign currency translation				(178)		(178)
Net Loss for the period					(11,648)	(11,648)

Balances, October 31, 2006	6,760,998	$6,761	$73,899	$(178)	$(11,648)	$68,834

December 31, 2006 - Stock
issued for cash at $0.10	418,500	419	41,431			41,850
April 16, 2007 - Stock
issued for cash at $0.10	8,000	8	792			800
Foreign currency traslation				878		878
Net loss for the year					(57,724)	(57,724)

Balances, October 31, 2007	7,187,498	$7,188	$116,122	$700	$(69,372)	$54,638

Foreign currency traslation				43		43
Net loss for the year					(54,239)	(54,239)

Balances, October 31, 2008	7,187,498	$7,188	$116,122	$743	$(123,611)	$442

January 7, 2009 - Stock cancelled
returned to Treasury	(5,000,000)	(5,000)				(5,000)
January 7, 2009 - Stock issued
for cash at $0.001 per share	5,000,000	5,000				5,000
Foreign currency traslation				940		940
Net loss for the year					(11,370)	(11,370)

Balances, October 31, 2009	7,187,498	$7,188	$116,122	$1,683	$(134,981)	$(9,988)

Net loss for the year					(27,137)	(27,137)

Balances, October 31, 2010	7,187,498	$7,188	$116,122	$1,683	$(162,118)	$(37,125)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2010

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

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to October 31, 2010, the Company had no revenue and incurred net operating losses aggregating $162,118. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company has no potentially dilutive securities outstanding as of October 31, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended October 31, 2010 30, 2010 and

	2010	2009
Numerator:
Basic and diluted net loss per share:
Net Loss	$(27,137)	$(11,370)

Denominator

Basic and diluted weighted average number of shares outstanding	7,187,498	7,187,498

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

e)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

	i)	monetary items at the exchange rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

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

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires an SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

On January 7, 2009, pursuant to a private placement, the Company sold 5,000,000 shares of common stock for $0.001 per share.

As at October 31, 2010, the Company has no option plan, warrants or other dilutive securities.

As at October 31, 2010, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 7,187,498 shares were issued and outstanding.

6.     INCOME TAXES

a.     Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% ( 2009: 34%) to income before income taxes. The difference results from the following items for the year ended  October 31, 2010 and 2009:

	2010	2009

Computed expected (benefit of) income taxes	$(27,000)	$(11,000)
Increase in valuation allowance	27,000	11,000
Income tax provision	$0	$0

b.     Significant components of the Company’s deferred income tax assets are as follows:

	2010	2009

Deferred income tax assets	$55,080	$43,300
Valuation allowance	(55,080)	(43,300)
Net deferred income tax assets	$0	$0

c.     The Company has incurred operating losses of approximately $162,000 which if unutilized, expire in 2030. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $32,808 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING LOSS CARRY FORWARD
	AMOUNT	EXPIRATION DATE
2010	$27,000	2030
2009	11,000	2029
2008	54,000	2028
2007	58,000	2027
2006	12,000	2026
Total income tax operation loss carry forward	$162,000

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

10.   SUBSEQUENT EVENTS

Events subsequent to October 31, 2010 have been evaluated through December 21, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no matters to be disclosed.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2010.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at January 7, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ken MacAlpine	President, Secretary, Treasurer and a Director	60	December 30, 2008

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

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB filed on February 13, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

ITEM 11.     EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officer;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2010; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2010, 2009, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Derek Page(1) Former President, Chief Executive Officer and Chief Financial Officer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ken MacAlpine(2) Current President, Chief Executive Officer and Chief Financial Officer	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Derek Page was our president, chief executive officer and chief financial officer from March 31, 2006 (Inception) to December 30, 2008.
(2)	Ken MacAlpine has been our president, chief executive officer and chief financial officer since December 30, 2008

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended October 31, 2010 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2010.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 7, 2011, there were 7,187,498 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class(2)
Common Stock	Ken MacAlpine. 311 Tawny Road Sarnia, Ontario N7S 5K1	5,000,000 (3)	69.57%
Common Stock	Directors and Officers as a group	5,000,000	69.57%

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

(2)	The percentage of class is based on 7,187,498 shares of common stock issued and outstanding as of January 7, 2011.

(3)	Registered in the name of KIF Capital Corp., a private company controlled by Mr. Ken MacAlpine.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,00 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2010 and October 31, 2009 for professional services rendered by John Kinross-Kennedy, CPA and Jorgenson & Co., for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2010	Year Ended October 31, 2009
Audit Fees and Audit Related Fees	$1,500	$1,500
Tax Fees	-	-
All Other Fees	-	-
Total	$1,500	$1,500

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
Ken MacAlpine
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	January 7, 2011