Form 10-Q
period 2011-01-31
SOMBRIO CAPITAL CORP
filed 2011-03-17
CIK 1397645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2011

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    000-52667

SOMBRIO CAPITAL CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-0533822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11500 Harry Hines Blvd. Suite #3, Dallas, Texas 75229

(Address of principal executive offices, including zip code)

(866) 649-0075

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,187,498 shares of common stock as of  March 16, 2011

SOMBRIO CAPITAL CORP.

(A Nevada Corporation)

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of January 31, 2011 (Unaudited) and October 31, 2010	4
Consolidated Statement of Operations for (i) the three months ended January 31, 2011 and 2010, (ii) the cumulative period from inception (March 31,2006) to January 31, 2011 (un-audited)	5
Condensed Consolidated Statements of Equity – January 31, 2011	7
Consolidated Statements of Cash Flows for (i) the three months ended January 31, 2011 (un-audited) and 2010 (un-audited), and (ii) the cumulative period from inception (March 31, 2006) to January 31, 2011(un-audited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. (Removed and Reserved).	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24

Exhibit 31.1

Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet
as of January 31, 2011 (unaudited) and October 31, 2010
(Stated in U.S. dollars)

	Un-audited
	January 31, 2011	October 31, 2010
Assets
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
Total Assets	$ -	$ -

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Accounts payable and accrued expenses	$ 15,225	$ 13,090
Total Current Liabilities	15,225	13,090
Long-Term Debt:
Advances related party	25,862	24,035
Total long-term liabilities	25,862	24,035
Total Liabilities	41,087	37,125

Stockholders' ( Deficit )
Preferred stock $0.001 par value, 5,000,000 shares authorized 0 issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 7,187,498 and 7,187,498 shares issued and outstanding respectively	7,188	7,188
Additional paid-in capital	116,122	116,122
Accumulated deficit during exploration stage	(166,080)	(162,118)
Accumulated other comprehensive income (loss)	1,683	1,683
Total Stockholders' ( Deficit )	(41,087)	(37,125)
Total Liabilities And Stockholders' Deficit	$ -	$ -

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

	for the three months ended January 31,		Period from Inception March 31, 2006 to January 31,
	2011	2010	2011

Revenue	$ -	$ -	$ -

Expenses
Exploration Expenses			32,809
Filing Fees	607		16,542
General and Administrative		335	8,204
Professional Fees	3355	300	85,463
Transfer Agent fees			19,466
Total Expenses	3,962	635	162,484

Operating Loss	(3,962)	(635)	(162,484)
Write Down of Mineral Property			3,596
Net Loss / (Loss)	$ (3,962)	$ (635)	$ (166,080)

Basic and diluted loss per share	$ (0.0006)	$ (0.0001)

Weighted Average shares used in computing amounts	7,187,498	7,187,498

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Comprehensive Income / (Loss)
(Unaudited)

	for the three months ended January 31,		Period from Inception March 31, 2006 to January 31, 2011
	2011	2010	2011
Other Comprehensive Loss
Net Profit / (Loss)	$ (3,962)	$ (635)	$ (166,080)
Foreign currency translation adjustment	-	-	1,683
Total Comprehensive Loss	$ (3,962)	$ (635)	$ (164,397)

See accompanying notes to interim financial statements

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Cash flows
(Unaudited)

	for the three months ended January 31,		Period from Inception March 31, 2006 to January 31,
	2011	2010	2011

Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (3,962)	$ (635)	$ (166,080)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Decrease) increase in Accounts payable and accrued expenses	2,135	-	15,225
Net Cash provided / (Used) In Operating Activities	(1,827)	(635)	(150,855)

Cash Flows Used In Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	123,310
Proceeds / (Payments) on notes payable	1,827	1,500	25,862
Cash Flows Provided / (used) By Financing Activities	1,827	1,500	149,172

Foreign exchange effect on cash			1,683

Net (Decrease) Increase in Cash and Cash Equivalents	-	865	-

Cash and Cash Equivalents at Beginning of Period	-	62	-

Cash and Cash Equivalents at End of Period	$ -	$ 927	$ -

See accompanying notes to interim financial statements.

SOMBRIO CAPITAL CORPORATION
(An Exploration Stage Company)
Condensed Statement of Stockholders Equity
as of January 31, 2011
(Stated in U.S. Dollars)

Description	Common Stock .001 par Shares Amount		Additional Paid in Capital	Accumulate Other comprehensive Income	Accumulated Deficit during the development stage	Total Stock holders' Deficit
Balance 10/31/2009	7,187,498	$7,188	$116,122	$1,683	($134,981)	($9,988)

Net Loss for the year					($27,137)	($27,137)
Balance 10/31/2010	7,187,498	$7,188	$116,122	$1,683	($162,118)	($37,125)

Net Loss for the 3 months ended					($3,962)	($3,962)
Balance 1/31/2011	7,187,498	$7,188	$116,122	$1,683	($166,080)	($41,087)

See accompanying notes to interim financial statements

SOMBRIO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

However, on February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. The acquisition of Strathmore is treated as a reverse acquisition, and the business of Strathmore became the business of the Company.  For further discussion of the reverse acquisition see Note 10 entitled Subsequent Events below.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to January 31, 2011, the Company had no revenue and incurred net operating losses aggregating $166,080. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

a)	Organization and Start-up Costs:

Costs of start up activities, including organizational costs, are expensed as incurred.

b)	Mineral Property Interests:

The Company was an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards Board  Accounting Standards Codification Topic 360, (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performed evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. Also, long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviewed the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

It was the practice of the company; that if an area of interest was abandoned or determined that its carrying value could not be supported by future production or sale, the related costs were charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s business activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production would be amortized to operations through unit-of-production depletion if and when revenue is generated from the Company’s business activities.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

c)	Financial Instruments:

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

d)	Basic and Diluted Loss Per Share:

Net loss per share is calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 210, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of January 31, 2011.

e)	Foreign Currency Translation:

The Company’s functional currency was the Canadian dollar. Transactions in Canadian currency were translated into U.S. dollars as follows:

	i)	monetary items at the exchange rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

f)	Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

g)	Impairment of Long-Lived Assets:

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

4.     RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company:

In May, 2009, the FASB issued ASC Topic 855, Subsequent Events, which established  general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification ( “ASC”) and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC Topic 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. It will not have an impact on the Company’s financial position, results of operations or cash flows.

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

 In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires an SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for ASC Topic 855, (5) note the scope of the re-issuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

5.     CAPITAL STOCK

On May 31, 2006 the company sold 5,000,000 shares of common stock at $0.001 per share for cash.

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

As of January 31, 2011, the Company has no option plan, warrants or other dilutive securities.

As of January 31, 2011, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 7,187,498 shares were issued and outstanding.

In connection with the sales of common stock, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

Subsequent Capital Stock Transactions

On February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. Pursuant to the Exchange Agreement, the Company agreed to issue an aggregate of 6,454,681 shares of the Company’s common stock to the shareholders of Strathmore (the “Acquisition Shares”) upon the consummation of the Exchange Agreement (the “Closing Date”), representing approximately 74% of the Company’s aggregate issued and outstanding common stock immediately following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding capital stock of Strathmore.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

Also on February 8, 2011 (the “Issuance Date”), the Company issued convertible debentures to two accredited investors (the “Debentures”) in the aggregate principal sum of $325,000. At any time between the original issuance date and the 12 months from the issuance date (the “Maturity Date”) unless previously repaid by the Company the Debenture is convertible into common stock of the Company at a conversion price of equal to 75% of the volume weighted average price of the common stock for the five days preceding the conversion date. All unpaid and unconverted principal and interest is due 12 months from the Issuance Date.

In connection with the sale of the Debentures, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

6.     INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of January 31, 2011 we had a net operating loss carry forward of $(166,080) and a deferred tax asset of $56,467 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty future events and the past and current performance of the company we have booked a valuation allowance of $56,467 to the deferred tax asset.

January 31, 2010
Deferred Tax Asset	$ 56,467
Valuation Allowance	(56,467)
Deferred Tax Asset (Net)	$ -

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

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

On February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. Pursuant to the Exchange Agreement, the Company agreed to issue an aggregate of 6,454,681 shares of the Company’s common stock to the shareholders of Strathmore (the “Acquisition Shares”) upon the consummation of the Exchange Agreement (the “Closing Date”), representing approximately 74% of the Company’s aggregate issued and outstanding common stock immediately following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding capital stock of Strathmore.

8.     FINANCIAL COMMITMENT

The Company is required under the active mining lease in Elco County, Nevada to pay minimum payments for the next five years as follows:

Fiscal year ended October 31,
2010	$5,000	Paid
2011	7,500
2012	10,000
2013	10,000
2014	25,000
Total	$57,500

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

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

10.   SUBSEQUENT EVENTS

On February 8, 2011, Ken MacAlpine, in accordance with and pursuant to a separation agreement, resigned as the Company’s President, Chief Executive Officer, Treasurer, and sole member of the Company’s Board of Directors. Pursuant to the Separation Agreement, Mr. MacAlpine was paid $100,000 and surrendered all his shares of Sombrio Capital Corp. (the “Company”).

On February 8, 2011, the Board of Directors of the Company appointed David J. Bleeden to serve as the Company’s President, Chief Executive Officer, Treasurer and sole member of the Company’s Board of Directors immediately following the resignation of Ken MacAlpine.

David J. Bleeden has been Chief Executive Officer President and Director of Strathmore Investments Inc. since 1997. In 1984 Mr. Bleeden co-founded Naked Juice and served as its co-founder from January 1984 until September 1989 where he was responsible for the development of the company’s distribution such as with Vons Supermarkets, Kroger and Ralph’s.  Mr. Bleeden was also responsible for building Naked Juice’s marketing strategy.  In 1988 Naked Juice was sold to Chiquita Banana. From 1997 to 2003, Mr. Bleeden was the President of Rhinotek Computer Products where he was responsible for retail sales and the marketing strategy.

On February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. Pursuant to the Exchange Agreement, the Company agreed to issue an aggregate of 6,454,681 shares of the Company’s common stock to the shareholders of Strathmore (the “Acquisition Shares”) upon the consummation of the Exchange Agreement (the “Closing Date”), representing approximately 74% of the Company’s aggregate issued and outstanding common stock immediately following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding capital stock of Strathmore.

The Company intends to changes its name to “HotCloud Mobile Inc.” or a similar derivation, as soon as practicable.

On February 8, 2011 (the “Issuance Date”), the Company issued convertible debentures to two accredited investors (the “Debentures”) in the aggregate principal sum of $325,000. At any time between the original issuance date and the 12 months from the issuance date (the “Maturity Date”) unless previously repaid by the Company the Debenture is convertible into common stock of the Company at a conversion price of equal to 75% of the volume weighted average price of the common stock for the five days preceding the conversion date. All unpaid and unconverted principal and interest is due 12 months from the Issuance Date.

In connection with the sale of the Debentures, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

The acquisition of Strathmore, as discussed above is treated as a reverse acquisition, and the business of Strathmore became the business of the Company.  As a result, the board of directors elected to change the fiscal year end of the Company from October 31 to December 31 pursuant to the Company’s by-laws effective March 1, 2011.

On March 1, 2011 the company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

On March 1, 2011 the company sold 25,000 shares at $1.00 per share to David Amron, Inc.

In February 2011 the company was served a summons by Well Fargo Bank claiming an unpaid balance on a line of credit in the amount of $50,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The use of the words “the Company” “we,” “us” or “our” refer to Sombrio Capital Corp. and to Strathmore (for post reverse merger discussions), except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of January 31, 2011 and October 31, 2010, together with our results of operations for the three months ended January 31, 2011 and 2010, and the cumulative period from inception (March 31, 2006) to January 31, 2011and cash flows for the three months ended September 30, 2010 the cumulative period from inception (March 31, 2006) to January 31, 2011.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the cellular electronics market specifically; legislative and regulatory changes, including changes to laws governing the taxation of online retailers; the availability of capital; competition in the consumer cellular electronics market; the supply and demand for cellular products; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to companies in our market space; and  the availability of financing to continue and/or expand our operations. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

Overview and Background

Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Sarnia, Ontario, Canada.

The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is an exploration stage company as defined in the SEC Industry Guide No. 7. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  In 2006, the Company acquired an undivided 100% interest in a mineral claim known as “Lincoln 1” located in the Province of British Columbia.  The lease was abandoned in 2008. In 2010 the company signed a lease on five lode mining claims in Elko County Nevada, which became effective April 20, 2010.

On February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. The acquisition of Strathmore is treated as a reverse acquisition, and the business of Strathmore became the business of the Company.  For further discussion of the reverse acquisition see Note 10 entitled “Subsequent Events” below.

 Plan of Operation

Prior to entering into the Exchange Agreement with Strathmore as noted above and further discussed in Note 10 entitled “Subsequent Events” in the accompanying  Notes to Financial Statements, the Company’s previously planned objectives included: (i) completion of the phase one of our recommended exploration program on our Enright Hill Prospect mineral claims; (ii) completion of phase two of our recommended exploration program on our Enright Hill mineral claims which was to commence in the summer of 2011; (iii)  If warranted by the results of phase two, we intend to proceed with phase three of our recommended exploration program.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per quarter for the next twelve months, for a total anticipated expenditure of $8,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual lease payments and general office expenses.

However, as noted above and discussed further in Note 10 entitled “Subsequent Events” in our accompanying Notes to Financial Statements, we entered into Exchange Agreement with Strathmore which was treated as a reverse acquisition. As a result, Strathmore’s business will be the business objectives and strategy which will drive our plan of operation going forward. Strathmore is a mobile products and services company selling mobile phones, mobile accessories, mobile applications, and mobile products and services. Currently, Strathmore sells over 35,000 products through our website at www.hotcloudmobile.com. The content on Strathmore’s website is not incorporated into this Quarterly Report on Form 10-Q. The Company intends to extend its business model from that of an online mobile hardware and accessory provider to a model that includes the sale of high margin value-added content and services that are bundled with its hardware. As such, the Company intends to (i) sell mobile phone applications such as games, ringtones, graphics, mobile shopping, social networking, utilities and productivity; and (ii) recruit a team of software developers to create a suite of mobile device applications while also reselling applications developed by other parties.

As of January 31, 2011, we had cash reserves of $0.00 and working capital of $(15,225).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 31, 2006 (inception) to January 31, 2011, the Company had no revenue and incurred net operating losses aggregating $166,080. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2010 which are included herein.

Our operating results for the years ended October 31, 2010, 2009, 2008 and  2007 are summarized as follows:

	2010	2009	2008	2007
Revenue	$ -	$ -	$ -	$ -
Operating Expenses	27,137	11,370	50,643	57,724
Net Loss / (Loss)	$ (27,137)	$ (11,370)	$ (50,643)	$ (57,724)

Our operating results for the three months ended January 31, 2011 and 2010 are summarized as follows:

	2011	2010

Revenue	$ -	$ -
Operating Expenses	3,962	635
Net Loss / (Loss)	$ (3,962)	$ (635)

Revenues

We have had no operating revenues since our inception on March 31, 2006 through to the period ended January 31, 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses for the years ended October 31, 2010, 2009 and 2008 are outlined in the table below:

	2010	2009	2008
Exploration Expenses	$ 15,757	$ -	$ 3,446
Filing Fees	4,146	6,198	2,373
General and Administrative	108	1,464	757
Professional Fees	7,126	3,708	32,574
Transfer Agent fees	-	-	11,493
Total Expenses	$ 27,137	$ 11,370	$ 50,643

Our expenses for the three months ended January 31, 2011 and 2010 are outlined in the table below:

	2011	2010
Exploration Expenses	$ -	$ -
Filing Fees	607	-
General and Administrative	-	335
Professional Fees	3,355	300

Transfer Agent fees	-	-
Total Expenses	$ 3,962	$ 635

Liquidity and Capital Resources

Working Capital for the periods ended January 31, 2011 and October 31, 2010:

	January 31, 2011	October 31, 2010

Working Capital	$ (15,225)	$ (13,090)
Total Assets	-	-
Long term Debt	25,862	24,035
Stockholder Equity	$ (41,087)	$ (37,125)

Cash Flows for the three months ended January 31, 2011 and 2010:

	2011	2010
Net Cash provided / (Used) In Operating Activities	(1,827)	(635)
Cash Flows Used In Investing Activities	-	-
Cash Flows from Financing Activities	1,827	1,500
Net (Decrease) Increase in Cash	-	865
Cash and Cash Equivalents at Beginning of Period	-	62
Cash and Cash Equivalents at End of Period	$ -	$ 927

We anticipate that we will incur approximately $6,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($1,827 during the three months ended January 31, 2011and ($635) during the same period in 2010 Cash used in operating activities was funded by cash from financing activities, and the proceeds of loans.

Cash from Investing Activities

No cash was used or provided in investing activities during the three months ended January 31, 2011 and 2010

Cash from Financing Activities

We generated $1,827 from financing activities during the three months ended January 31, 2011compared to $1,500 during the same period in 2010.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of January 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of January 31, 2011, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 11, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

Not applicable. Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending January 31, 2011.

Item 5.       Other Information

None.

Item 6.       Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended January 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit

Number

Description of Exhibit

_______

_____________________________________________________________________

31.1*

Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMBRIO CAPITAL CORP.

(Registrant)

By:           /s/ David Bleeden

David Bleeden, President,

Chief Executive Officer and Chairman

of the Board of Directors

(Principal Executive Officer and

Principal Financial Officer)

Date:

March 17, 2011