Form 10-Q/A
period 2011-01-31
SOMBRIO CAPITAL CORP
filed 2011-04-06
CIK 1397645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,749,992 shares of common stock as of  April 4, 2011

EXPLANATORY NOTE

As discussed in our Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on February 14, 2011, as a result of the consummation of the Share Exchange Agreement, dated February 8, 2011, by and between Strathmore Investments, Inc., a Delaware corporation (“Strathmore”), the shareholders of Strathmore and us, we changed our shell company status. This Amendment No.1 to our Quarterly Report on Form 10-Q (the “Amendment”) amends the cover page to reflect that as of the date hereof, we are no longer a shell company.

The cover page of this Amendment has also been amended to reflect that as of April 4, 2011, there are 8,749,992 shares of common stock issued and outstanding.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

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

Exhibit

Number

Description of Exhibit

____________________________________________________________________________

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

April 6, 2011