Form 10-KT
period 2010-10-31
SOMBRIO CAPITAL CORP
filed 2011-05-10
CIK 1397645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

o ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________________________________________________________________

☒TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2010 to October 31, 2010

Commission file number 000-52667

SOMBRIO CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0533822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 W magnolia Blvd suite A,
Burbank, CA	75229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 649-0075

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes o    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes o    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No o

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o (Do not check if a smaller reporting company)	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yeso     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter:

7,524,993 based on a price of $0.43 per share, being the issue price per share of the last trading price of .43 per share as of May 9, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes o    No o    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 70,599,936 shares of common stock as of May 6, 2011.

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

Table of Contents

Page
PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Transition Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.     We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

References to “we,” “us,” “our” and similar words refer to the Company, its subsidiary, Strathmore.  References to “Sombrio ” refer to the Company and its business prior to the reverse acquisition.

PART I

Item 1.	Business.

Overview and Background

Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Dallas, Texas.

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

On April 4, 2011, the Board of Directors of the Company approved a stock dividend whereby each stockholder of record on May 2, 2011 will receive eight (8) shares of common stock for every one (1) share of common stock (the “Stock Dividend”). The Stock Dividend was announced by FINRA on May 4, 2011, but has not yet been effected as of the date hereof. Accordingly, the shares represented in this Transition Report on Form 10-K are on a pre-Stock Dividend basis.

Our Products

We operate three business units that together serve our customers’ wireless needs, including providing the newest handsets and accessories and the latest mobile content and wireless services with the highest level of service and expertise available in the industry. The Company’s units cover the entire wireless products and services value chain, from hardware, software and service to any kind of mobile content application need.

We offer the latest selection of Smartphone’s, cell phones and accessories from manufactures that include Apple, Blackberry, Nokia, Motorola, and Samsung, unlocked or through carriers plans from Verizon Wireless, AT&T, T-Mobile, Sprint, and Nextel.

Services

We offer a wide range of services to complement its large and growing selection of wireless products, including data synchronization, backup services, device configuration, and much more. Our services are backed up by knowledgeable sales people who understand the latest products and accessories and can make informed recommendations to its customers.

Content

We intend to leverage our distribution system by offering the latest content, mobile applications, and subscriptions services to meet its customers’ wireless content needs.

We currently generate most of our revenue from retail sales on the Internet. Customers go to our website, order the products that they would like to purchase and then pay for their order. Approximately 95% of our customers pay by credit card. The orders are generally filled within one to three business days and shipped via the United States Postal Service (“USPS”), USPS Priority Mail or by United Parcel Service.

We currently generate approximately 90% of our revenue from retail sources; the remaining revenues are generated from wholesale sources. Approximately 90% of our retail sales consist of unlocked cell phones and personal digital assistants; the remaining revenues are generated from the sale of cell phone and PDA accessories.

We intend to develop a dedicated sales force focusing on the wholesale segment and anticipates generating approximating 25% of its revenues from this source within four to five years.

Our average order size is as follows:

•

Retail – cell phones and PDAs: $195;

•

Retail – accessories: $32; and;

•

Wholesale: $350; and

•

Mobile applications and services: $6.95 a month.

•

Revenue Model

We generate all of our revenue on the Internet. Customers go to our website,  www.Hotcloudmobile.com, order the applications that they would like to purchase, pay for their purchases and instantaneously download their newly acquired applications. Almost all of our customers pay by credit card.

Our value-added content and services will include mobile phone applications such as ringtones graphics, games, insurance, custom device configuration, mobile sync and mobile broadband services. We will internally develop applications and services for sale, as well as sell applications and services that have been developed by other entities.

We currently have over 400,000 subscribers to our newsletters.

The Company intends to enter into sales representation agreements with a network of online retailers who will independently market and sell our product offerings.

Distribution Method

The Company ships products directly from its warehouse in Dallas, Texas.  Some products, such as mobile applications, are delivered through the internet.

Go to Market Strategy

We intend to implement the following strategy:

•

Increase the number of opt-in clients and wholesale clients;

•

Increase the number of  purchases that each customer makes;

•

Encourage customers based on buying patterns and needs to consider certain applications, accessories and subscription services that fit their needs and buying profile and enhance their wireless experience;

•

Use database analysis techniques to create bundled packages that offer clients huge values at extremely affordable prices. Management believes that these bundled and subscription based packages could also be very important differentiators in the marketplace, while generating large revenue growth and tremendous profits; and

•

Increase clients’ repurchase frequency. Most handsets have a short lifecycle of 16 months and the repurchase of handsets and accessories can be accelerated by new technological advances that create immense growth;

•

Strategic partnerships and

•

Strategic acquisitions.

Market Analysis Summary

The Company’s vertically integrated approach and focus on growing its subscriber base plays into a very large and dynamic industry that is moving too quickly for traditional wireless products and services distribution models. According to Gartner, Inc., an information technology research and advisory firm:

•

Over $250,000,000 in sales is generated every day;

•

Over 1.3 billion handsets are sold globally every year;

•

25 billion applications are expected to be downloaded by 2015;

•

Accessories marketplace is $26.5 billion and expected to double by 2015;

•

Cell phone insurance market estimated at $6 billion annually; and

•

The unlocked phone market is estimated at $2 billion per annum.

Suppliers

The Company purchases the products it sells from the manufactures and as such relies on a large and diverse number of vendor/manufacturers.

Customers

The Company’s products, services and applications will be sold primarily to individual retail customers. A small percentage of the products will be sold to distributors.

Competition

The market for wireless voice and data products, as well as related services and applications, is characterized by intense price competition and significant price erosion over the lives of the products. The Company competes principally on the basis of value in terms of price, product knowledge, reliability, product availability and customer service. The distribution and sale of mobile wireless devices has been characterized by relatively low barriers to entry, rapidly changing technologies and evolving industry standards that often result in short product life cycles and product obsolescence. Additionally, the wireless device industry is increasingly segmenting its product offering and introducing products with enhanced functionality that competes with other non-wireless consumer electronic products. Examples include wireless devices with embedded mega-pixel cameras, which now compete with non-wireless digital cameras, and wireless devices with MP3 capabilities that compete with non-wireless handheld audio players. These non-wireless consumer electronic products are sold by other non-wireless retailers who may become competitors of the Company as the wireless industry continues to introduce wireless devices with enhanced functionality. Additionally, many mobile application developers provide applications to their customers at no charge with the expectation that they will generate revenue from advertising when their customers use the applications.

Industry Overview and Demand factors

Mobile Device Applications

The market for mobile device applications has increased in recent years, mirroring the growth in high-end Smartphone’s. Smartphone users today tend to be early adopters of new mobile applications and more trustful of billing mechanisms, so they will pay for applications that can meet their needs. According to a report issued by research2guidance, mobile research specialists,  there are approximately 300 million Smartphone’s in use worldwide, a number that is expected to grow to approximately 970 million in 2013.

According to Gartner, Inc., an information technology research and advisory firm, consumers downloaded over 2.5 billion mobile applications in 2009 at a cost of approximately $4.2 billion. In 2010, they are expected to download 4.5 billion mobile applications at a cost of $6.8 billion. By 2013, the number of downloaded applications is expected to grow to 21.6 billion at a cost of $29.5 billion.

Gartner, Inc. estimates that free downloads will account for 82% of all downloads in 2010, and will account for 87% of downloads in 2013. An application may be free because the developer is offering it at no cost to the consumer while charging for other things within the application. There are also applications that are free to use but that charge for physical goods that you can have delivered through the application. There are many applications that are free to users and derive their revenue from advertising. This can be done with banners as well as full page advertising between game levels for instance.

The mobile communications hardware companies have been very supportive of the mobile applications providers because consumer demand for specific applications can have a significant impact on the success or failure of a communications platform.

Cloud Computing

Some of our Mobile applications will be hosted on servers hosted by the Company, which will utilize a cloud computing model to deliver its products and services. Cloud computing refers to the use of Internet based computing, storage and connectivity technology for the delivery of software services. The ubiquity of the Internet, along with the dramatic decline in the pricing of technology components (including bandwidth and storage charges) has enabled this new generation of computing, in which dynamically scalable and secure resources are provided as a service to both enterprises and consumers. Cloud computing allows services to be delivered on-demand. In the same manner that electricity is delivered on-demand from large scale power plants, cloud computing is delivered from large, centralized data centers to businesses and individuals all over the world.

Replacement Devices

The single biggest factor driving global mobile wireless device demand is the sale of replacement devices. The introduction of compelling data centric services over fast networks has helped to fuel this demand. Approximately 70% of all mobile wireless devices sold in 2008 were replacement devices. The ease of use and the functionality of these devices will continue to drive consumer demand and, hence, the replacement cycle. The social and business use of wireless data products, including interactive pagers, personal digital assistants and other mobile computing devices, has gained wide consumer acceptance. Additionally, the convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand.

Smartphones (personal digital assistants)

 One of the key drivers for the sales growth of replacement devices is the migration by customers to the next generation of mobile devices that offer the availability of compelling content and enhanced device capabilities that include streaming video and television, music, banking, advertising and social networking.

Known as “Smartphones”, these devices have been responsible for most of the recent growth in the mobile wireless device industry. Smartphones trace their origins to the personal digital assistant (“PDA”), a simple handheld computer that was designed to function as an electronic organizer for appointment calendars and contact information. Today, the typical PDA also functions as a telephone and features a touch screen for entering data, a memory card slot for data storage and Internet connectivity.

Next Generation Systems/Converged Devices.

The Company believes that one of the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (3G, 3.5G and 4G) with streaming video and television, and increasing penetration of converged devices. Mobile data (mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. While the new features, enhanced functionalities, converged and 3G devices and migration to next generation systems are anticipated to increase both replacement device shipments and total wireless device shipments, general economic conditions, consumer acceptance, component shortages, manufacturing difficulties, supply constraints and other factors could negatively impact anticipated wireless device shipments.

Government Regulation

The Company is subject to state, federal and international laws and regulations applicable to commerce conducted online. Laws and regulations have been adopted that address Internet-related issues that include online content, privacy, security, online marketing, unsolicited commercial email, terms and conditions, notice, taxation, product pricing, quality of products and services, general consumer protection and contract laws. Some of these laws and regulations, particularly those that relate specifically to the Internet, have been adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease the demand for our services, increase our cost of doing business, result in liabilities for us, restrict our operations or otherwise cause our business to suffer. Our failure, or the failure of our business partners, to accurately anticipate the application of these laws and regulations, or to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our operations and financial condition.

Privacy, Security, Data and Consumer Protection. The Federal Trade Commission (“FTC”) and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of personal information and the presentation of website content and false advertising as well. These laws and regulations include requirements for companies to establish procedures to disclose and notify users of privacy and security policies and actual or suspected data security breaches, to obtain consent from users for collection and use of certain types of information and to provide users with the ability to access, correct and delete some of their personal information stored by us. These regulations also include enforcement and redress provisions. The specific limitations imposed by these regulations are subject to interpretation by courts and other governmental authorities. In addition, the FTC has conducted investigations into the privacy and security practices of companies that collect personal user information over the Internet and the use and disclosure of that information. We may become subject to the FTC's regulatory and enforcement efforts with respect to current or future regulations, or those of other governmental bodies, which may adversely affect our ability to collect demographic and personal information from our customers and our ability to use this information in our communications to our customers, which could adversely affect our marketing efforts. We believe that our information collection and disclosure policies comply with existing laws, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. In addition, in the European Union member states and other foreign countries, data protection is even more highly regulated and rigidly enforced. To the extent that we expand our business into these countries, we expect that compliance with these regulations will be more burdensome and costly for us.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending certain categories of messages and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content or are otherwise sent in violation of the CAN-SPAM Act. We apply the CAN-SPAM requirements to our email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act.

Intellectual Property

The Company will rely on a combination of trademark, copyright, trade secret and patent laws, as well as confidentially agreements and contractual provisions, to protect its proprietary technology and its brand. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use their intellectual property without their authorization. The Company will also rely on technologies that it licenses from third parties, including software solutions for online platform management, financial reporting, inventory management, order fulfillment and merchandising.

In the future, the Company may receive communications from third parties claiming that it has infringed on the intellectual property rights of others. Any intellectual property claims, regardless of merit, may require the Company to seek licenses to that technology. In addition, the Company may seek to license third-party technologies to incorporate into its products. These licenses may not be available to the Company at a reasonable cost, or at all. Additionally, the steps the Company will take to protect its intellectual property rights may not be adequate and third parties may infringe or misappropriate its proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies that the Company employs to make its products. If the Company fails to protect its proprietary rights adequately, its competitors could offer similar products, potentially causing significant harm to its competitive position and decreasing its revenues.

Employees

As of the date of the filing of this report, we have  a full/part-time staff of five. We consider our employee relations to be good. The Company relies on third party customer service representatives to take and process orders.

Item 1A.	Risk Factors.

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

We were organized on January 29, 1997 and have had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior substantial operations. We face all the risks inherent in an early stage business, including the expenses, lack of adequate capital and other resources, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

Our independent auditors’ report includes an emphasis of matter paragraph stating that there is a substantial doubt about our ability to continue as a going concern.

Because we have incurred significant losses from operations since inception, our auditor included in its report for the years ended December 31, 2009, an emphasis of matter paragraph in its independent auditors’ report stating that there is a substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

A large portion of our business is conducted by credit card transactions, and accordingly, we are subject to risks out of our control related to such credit card transactions.

A large percentage of our business is conducted by credit card transactions. We rely on merchant processing accounts to process our credit card transactions. We are therefore subject to the risks associated with merchant processing that may be beyond our control, which include reserves, discount rates, processing rates, fees, charge backs, and the termination of processing accounts.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•

our ability to raise substantial additional capital to fund the implementation of our business plan;

•

our ability to execute our business strategy;

•

the ability of our products to achieve market acceptance;

•

our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs;

•

our ability to attract and retain qualified personnel;

•

our ability to manage our third party relationships effectively; and

•

our ability to accurately predict and respond to the rapid changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan with and our ability to pursue other opportunities that arise.

We may not be able to effectively control and manage our proposed growth business plan, which would negatively impact our operations.

If our business and markets grow and develop, of which there are no assurances, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

Our business depends on the development of strong brands, and if we do not develop and enhance our brands, our ability to attract and retain customers may be impaired and our business and operating results may be harmed.

We believe that our “HotCloud” brand and extensions thereof will be a critical part of our business. Developing and enhancing these brands may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and develop our brands, or if we incur significant expenses (or significantly greater expenses than allocable) in this effort, our business, prospects, operating results and financial condition will be harmed. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive.

Economic declines have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2011 and beyond.

We rely on strong consumer sales to prevent build-up of retail inventory. We cannot predict the extent to which economic conditions will change and many economists predict that the economic decline will be prolonged, that any recovery may be weak, and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred. Continuing weak economic conditions in the United States or abroad as a result of the current global economic downturn, lower consumer spending (especially discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability.

We will need significant additional capital, which we may be unable to obtain.

As of October 31, 2010, we had limited cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if retail inventory levels are too high, our operating results will be adversely affected.

If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

In providing our products we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, if it is ultimately determined that our services infringe a third party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments and rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.

Our products may contain errors or defects that are discovered after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future.

Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of our inventory of defective products and providing product replacement, as well as the cost of defending against litigation related to the defective products.

System failures in our web-based services or store could harm our business.

Our business is Internet-based and any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods or if other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our increasing number of web-connected products, then customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales. Any significant system failures in our web-based services or store could have a significant adverse effect on our sales and operating plan.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies, and may be able to use their economies of scale to produce products more cheaply. Further, with greater economies of scale and more distribution channels, they may be successful even if they sell at a lower margin. Our larger competitors may also be able to devote substantially greater resources, including personnel, spending and facilities to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively

Our success depends in large part upon the abilities and continued service of David Bleeden, our chief executive officer. There can be no assurance that we will be able to retain the services of Mr. Bleeden. Our failure to retain the services of our key personnel could have a material adverse effect on the Company. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on the Company. We have no “key man” insurance on any of our key employees.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock, thus our stockholders or future investors may not be able to sell their shares of our common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended, and its common stock is eligible for quotation on the OTC Bulletin Board. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of the Company’s common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of early stage technology companies.

The ownership of our Common Stock is highly concentrated in our officers and directors, therefore, stockholders will not be able to influence or control matters relating to the Company.

Our executive officers and directors beneficially own approximately 6,131,947 shares of our outstanding Common Stock (69%). As a result, they have the ability to exercise control over our business by, among other items, their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

The Company’s common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Company’s common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

•

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Company’s common stock and could limit an investor’s ability to sell the Company’s common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Our issuance of common stock upon conversion of debentures may depress the price of our common stock.

As of February 8, 2011, we have 8,749,992 shares of common stock issued and outstanding. The issuance of shares of common stock upon conversion of convertible debentures could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Stock Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Stock Exchange.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 1B.	Unresolved Staff Comments.

 Not applicable.

Item 2.	Properties.

2100 W magnolia Blvd suite A, Burbank CA 91506, we are on a month to month agreement at $1,400 per month.

Item 3.	Legal Proceedings.

The Company has the following pending legal proceedings:

Century Bankcard Services v. Wildcat Cellular, et al.

 Strathmore Investments, Inc. is a named defendant in this action. The subject matter of the litigation pertained to claims by Redwood Merchant Bank for chargebacks attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular, Inc. Pursuant to a Settlement Agreement; the defendants have been required to make payments to Redwood Merchant Services. Defendants are in default of under the Settlement Agreement. Under the terms of the Settlement Agreement, Redwood has the right to enter a Stipulated Judgment against Defendants for the amounts due and owing. The case was dismissed by the court on August 10, 2010, based upon the failure of Plaintiffs to appear at a hearing on that date. We have been informed that Plaintiffs will be bringing a Motion to Set the Dismissal on November 2, 2010 and will be seeking to obtain a judgment on the action at that time, in the approximate principal amount of $90,000. It is anticipated that the actual judgment sought by Plaintiff will be nearer and could exceed $100,000 based upon claims for attorneys’ fees and accrued, but unpaid interest.

Redwood Merchant Services v. Wild Cat Cellular, Inc., et al.

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Century Bankcard Services for charge backs attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular, Inc. The Defendants have entered into a settlement agreement with Century Bankcard Services to compromise the claims of Century Bankcard Services of $98,000.00 (plus interest at the rated of 8% per annum), which amounts are to be paid by making monthly payments to Century Bankcard Services of $2,393.47. The Settlement Agreement is subject to a Stipulation to Enter Judgment in an amount equal to $129,173.97, plus interest at 10% from August 1, 2009 until the entry of judgment plus costs and attorneys’ fees in the combined amount of $4,000.00, less any amounts paid by Defendants.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is eligible for quotation on the OTC Bulletin Board under the symbol “SBPP”. There has been limited trading to date in the Company’s common stock.

As of May 4, 2011, there were approximately 65 record holders of record of the Company’s common stock.

As of May 4, 2011, we had no shares reserved for issuance.

As of May 4, 2011: (i) 0 shares of Common Stock are subject to outstanding options or warrants to purchase, or securities convertible into, Common Stock; (ii) 0 shares of Common Stock can be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and (iii) 0 shares of Common Stock are being, or has been publicly proposed to be, publicly offered by the Company.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

On February 15, 2011, pursuant to a stock purchase agreement, the Company issued 25,000 shares of the Company’s common stock to an accredited investor for the purchase price of $25,000, or $1.00 per share.

On February 15, 2011, pursuant to a stock purchase agreement, the Company issued 50,000 shares of the Company’s common stock to an accredited investor for the purchase price of $25,000, or $0.50 per share.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The issuances were made to a limited number of persons, all of whom were “accredited investors,” and transfer of the securities was restricted in accordance with the requirements of the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the combined results of operations and financial condition of Sombrio Capital Corporation. for the ten months ended October 31, 2010 and should be read in conjunction with the audited financial statements and related notes for the ten months ended October 31, 2010, that are included elsewhere in this Form10-KT.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-KT. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Forward Looking Statements

Some of the statements contained in this Form 8-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10KT reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•

Our ability to raise capital when needed and on acceptable terms and conditions;

•

The intensity of competition; and

•

General economic conditions.

All written and oral forward-looking statements made in connection with this Form 8-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

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

Subsequently, on February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. The acquisition of Strathmore is treated as a reverse acquisition, and the business of Strathmore became the business of the Company.  For further discussion of the reverse acquisition see Note 10 entitled Subsequent Events below.

Strathmore Investments, Inc. (the “Company”), a Delaware corporation, was incorporated as a Subchapter S corporation on January 29, 1997 and changed its status to a C corporation in 2009. The Company acquired Cellular-Blowout, which began operations in 2002, in 2004. The Company is currently in negotiations to make strategic acquisitions relating to the development of mobile products, services and licenses.

Strathmore Investments is a mobile products and services company selling mobile phones, mobile accessories and mobile products and services such as mobile phone insurance. Currently, Strathmore sells over 35,000 products through its website hotcloudmobile.com. In June of 2010 Strathmore Investments changed its name to HotCloud Mobile, Inc.

These acquisitions reflect the intent of the Company to extend its business model from that of an online mobile hardware and accessory provider to a model that includes the sale of high margin value-added content and services that are bundled with its hardware. HotCloud Mobile will sell mobile phone applications such as games, ringtones, graphics, mobile shopping, social networking, utilities and productivity. It will also offer additional services that include custom device configuration, mobile synch and mobile broadband access. While the Company will recruit a team of software developers to create a suite of mobile device applications, it will also resell applications developed by other parties. The applications will be marketed under the HotCloud Mobile brand.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the ten months ended October 31, 2010 we had a net we had a net loss of $(301,143), a working capital deficit of $(1,250,719), a stockholders deficit of ($1,937,249) and we had a accumulated deficit of $(2,943,242), our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and achieve profitability.

Plan of Operations

Un-Audited

We have made considerable investments in the website development and advertising expenditures to promote the website. (Un-Audited) Although we recognized $1,625,572 in revenue for the year ended December 31, 2009, we had internet orders in the amount of $4,856,559, which we were unable to fulfill due to our inability to fund the orders, as we have no terms with our suppliers and all purchases are cash in advance or Cash on Delivery. For the 10 months ended October 31, 2010 our sales continued to decline due to our lack of adequate working capital

Our future success is likely dependent on our ability to attain additional capital to support continued promotion of the website and fund new orders. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Strathmore Investments Inc. (the “Company”), a Delaware corporation, was incorporated on January 29, 1997. The Company sells wireless products, including mobile applications for smartphones, over the Internet in the U.S.

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC.

In preparing our accompanying condensed combined financial statements, management has evaluated subsequent events through the financial statement issuance date.  We have combined the results of Sombrio Capital Corporation and Strathmore Investments, Inc. (see note 13 regarding the subsequent reverse merger on February 8, 2011).

Results of Operations

Sombrio Capital Corporation
(An exploration Stage Company)
Combined Statement of Operations
for the tem months ended October 31, 2010

Transition Period
Ten Months ended
October 31, 2010

Sales	$ 809,927
Cost Of Goods Sold	371,421
Gross Profit	438,506

General And Administrative Expenses	696,755

Net Profit / (Loss) From Operations	(258,249)

Other Income / (Expenses)	-
Interest Expense	(42,894)
Net Profit / (Loss) Before Income Taxes	(301,143)
Income Tax Expense	-
Net Profit / (Loss)	$ (301,143)

Per Share Information:
Basic and Diluted weighted average number
of common shares outstanding	7,187,498

Net Profit / (Loss) per common share	$ (0.04)

Revenue

Net revenue for the ten months ended October 31, 2010 was $809,927, we continually struggle to meet order demand due to the lack of adequate working capital.

Cost of Goods Sold

Cost of goods sold includes the cost of the products being sold and inbound shipping costs. The cost of goods sold for the ten months ended October 31, 2010 was $371,421at 46% of sales and the gross profit was $438,506 at 54% of sales

General and Administrative Expenses

General and administrative expenses for the ten month period ended October 31, 2010 were $696,755, which was 86% of sales.

 Other Income (Expense) – Net

Interest expense for the 10 months ended October 31, 2010 was $42,894 at 5% of sales.

Income Tax Expense

The Company incurred losses for the ten month periods ending October 31, 2010 and did not incur any tax expense.

Net Profit (Loss)

The net loss for the ten month period ended October 31, 2010 was $(301,143).

 Results for the ten Months ended October 31, 2010

Sombrio Capital Corporation
Combined Statements of Cash Flows
for the ten months ended October 31, 2010

2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (301,142)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,539
Abandonment of Software	25,462
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	60,293
(Increase) decrease in inventory	67,074
(Increase) decrease in other assets	-
(Increase) decrease in Due from Affiliate HotCloud Mobil	(8,375)
(Increase) decrease in - Shareholder Advances - Bearhunt Investments	(23,700)
(Decrease) increase in accounts payable and accruals	115,452
Net Cash provided / (Used) In Operating Activities	(44,397)

Cash Flows from Investing Activities
Investment in Software and Marketing	-
Cash Flows Used In Investing Activities	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(2,753)
Proceeds / (Payments) on notes payable	-
Proceeds / (Payments) on notes payable - Related Party	47,171
Sale of Common Stock	-

Cash Flows Provided / (used) By Financing Activities	44,418

Net (Decrease) Increase in Cash and Cash Equivalents	21

Cash and Cash Equivalents at Beginning of Period	-

Cash and Cash Equivalents at End of Period	$ 21

Supplemental Information:
Interest Paid	$ -

As of October 31, 2010, we had cash and cash equivalents of $21, other current assets of $7,882 and current liabilities of $1,258,601.

Net cash used by operating activities for the ten months ended October 31, 2010 was $44,397 .

There was no net cash either used or provided for by investing activities in the ten month periods ended October 31, 2010.

Net cash provided by financing activities was $44,418 for the ten months ended October 31, 2010.

Plan of Operation

The Company intends to develop and sell a suite of products, services and applications that it believes will enable it increase its market share in the wireless industry while enhancing its profitability by bundling, accessories, value added content and services with its hardware. While the Company will continue to grow its business organically by offering new products and services, the Company also intends to make acquisitions.

Key elements of the Company’s business strategy include:

Offer additional applications for mobile devices. In addition to acquiring or licensing mobile application from third party developers, the Company will recruit a software development team that will be charged with the task of developing software applications for sale to the owners of mobile communications devices.

Resell mobile device applications developed by other software companies. In addition to selling mobile device applications developed internally, the Company will resell applications developed by other parties.

Market HotCloud Mobile’s applications to the Company’s existing customer base. The Company will aggressively market HotCloud Mobile’s applications to customers who have previously purchased mobile products from the Company.

Enhance the profitability of the Company by selling high margin accessories and value-added services. The Company has historically recognized higher gross margins from the sale of mobile device accessories than the sale of the actual devices at either retail or wholesale (25.0%). The Company expects to generate high margins from the sale of mobile device applications. The Company intends to devote a disproportionate amount of its marketing resources to promoting the sale of high margin accessories, value-added services and mobile applications rather than hardware devices.

Critical Accounting Policies and Estimates

See “Results of Operations and Final Condition – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

The Company has not entered into any off-Balance Sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sombrio Capital Corp.

We have audited the accompanying balance sheets of Sombrio Capital Corporation and predecessor entity Hot Cloud, Inc. for the year ended October 31, 2010 on a combined basis, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2010. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sombrio Capital Corp. and the combined company HotCloud Mobile, Inc. as of October 31, 2010 and the results of its operations and its cash flows for the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Sombrio Capital Corp. and the combined company HotCloud Mobile, Inc. will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of these uncertainties.

W.T. Uniack & Co., CPA’s P.C.

Woodstock, Georgia

May 9, 2011

W.T. Uniack & Co. CPAs, P.C.

Woodstock, GA

Sombrio Capital Corporation

Combined Balance Sheet
as of
Transition Period
October 31,
2010
Assets
Current Assets:
Cash	$ 21
Credit card billing outstanding	-
Credit card reserve	7,861
Inventory	-
Deposits	-
Total Current Assets	7,882

Furniture, Fixtures and Equipment
Furniture, Fixtures and Equipment	-
Accumulated Amortization	-
Furniture, Fixtures and Equipment net	-
Other Assets
Capitalized Software Expense	-
Other assets	23,090
Accumulated amortization	(6,047)
Due from Affiliate Hotcloud Mobile Inc,	8,375
Shareholder Advances - Related Party - Bearhunt Investments	23,700

Total Assets	57,000

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	-
Accounts payable and accrued Expenses	499,332
Accounts payable and accrued Expenses - Related Party	37,564
Notes Payable	62,500
Note payable - Related Party	608,684
Current Portion of Long Term Debt - Related Party	50,521
Total Current Liabilities	1,258,601
Long-Term Debt:
Notes Payable
Notes Payable - Related Party	786,169
Less Current portion of Long Term Debt - Related Party	(50,521)
Net Long-Term Debt	735,648
Total Liabilities	1,994,249

Stockholders' ( Deficit )
Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share
Issued and outstanding:
7,187,498 common shares as at October 31, 2010	7,188
Additional Paid in Capital	997,122
Other Comprehensive Income / (Loss)	1,683
Accumulated deficit	(2,943,242)
Total Stockholders' ( Deficit )	(1,937,249)
Total Liabilities And Stockholders' Deficit	57,000

The accompanying notes are an integral part of these financial statements.

Sombrio Capital Corporation

Combined Statement of Operations
for the tem months ended October 31, 2010

Transition Period
Ten Months ended
October 31, 2010

Sales	$ 809,927
Cost Of Goods Sold	371,421
Gross Profit	438,506

General And Administrative Expenses	696,755

Net Profit / (Loss) From Operations	(258,249)

Other Income / (Expenses)	-
Interest Expense	(42,894)
Net Profit / (Loss) Before Income Taxes	(301,143)
Income Tax Expense	-
Net Profit / (Loss)	$ (301,143)

Per Share Information:
Basic and Diluted weighted average number
of common shares outstanding	7,187,498

Net Profit / (Loss) per common share	$ (0.04)

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORPORATION

COMBINED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from March 31, 2006 (Inception) to October 31, 2010
(Stated in U.S. Dollars)

				Accumulated	Accumulated
				Other	Deficit	Total
			Additional	Compre-	during the	Shareholders'
	Common Stock		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Inception, March 31, 2006	-	$ -	$ -	$ -	$ -	$ -
May 31, 2006 - Stock issued
for cash at $0.001	5,000,000	5,000				5,000
July 13, 2006 - Stock issued
for cash at $0.03	999,999	1,000	29,000			30,000
September 23, 2006 - Stock
issued for cash at $0.06	760,999	761	44,899			45,660
Foreign currency translation				(178		(178
Net Loss for the period					(11,648	(11,648

Balances, October 31, 2006	6,760,998	6,761	73,899	(178	(11,648	68,834

December 31, 2006 - Stock
issued for cash at $0.10	418,500	419	41,431			41,850
April 16, 2007 - Stock
issued for cash at $0.10	8,000	8	792			800
Foreign currency translation				878		878
Net loss for the year					(57,724	(57,724

Balances, October 31, 2007	7,187,498	7,188	116,122	700	(69,372	54,638

Foreign currency translation				43		43
Net loss for the year					(54,239	(54,239

Balances, October 31, 2008	7,187,498	7,188	116,122	743	(123,611	442

January 7, 2009 - Stock cancelled
returned to Treasury	(5,000,000	(5,000				(5,000
January 7, 2009 - Stock issued
for cash at $0.001 per share	5,000,000	5,000				5,000
Foreign currency translation				940		940
Net loss for the year					(11,370	(11,370

Balances, October 31, 2009	7,187,498	7,188	116,122	1,683	-134,981	-9,988
						0
Equity of Hotcloud Mobil			881,000			881,000
Accumulated Deficit of Hotcloud Mobile					(2,781,124)	-2,781,124
Net Loss for 10 months ended October 31 2010 for Hotcloud Mobile, Inc.						0
Net loss for the year - Sombrio Capital					(27,137)	-27,137

Balances, October 31, 2010	7,187,498	$ 7,188	$ 997,122	$ 1,683	$ (2,943,242)	$ (1,937,249)

The accompanying notes are an integral part of these financial statements.

Sombrio Capital Corporation
Combined Statements of Cash Flows
for the ten months ended October 31, 2010

2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (301,142)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,539
Abandonment of Software	25,462
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	60,293
(Increase) decrease in inventory	67,074
(Increase) decrease in other assets	-
(Increase) decrease in Due from Affiliate HotCloud Mobil	(8,375)
(Increase) decrease in - Shareholder Advances - Bearhunt Investments	(23,700)
(Decrease) increase in accounts payable and accruals	115,452
Net Cash provided / (Used) In Operating Activities	(44,397)

Cash Flows from Investing Activities
Investment in Software and Marketing	-
Cash Flows Used In Investing Activities	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(2,753)
Proceeds / (Payments) on notes payable	-
Proceeds / (Payments) on notes payable - Related Party	47,171
Sale of Common Stock	-

Cash Flows Provided / (used) By Financing Activities	44,418

Net (Decrease) Increase in Cash and Cash Equivalents	21

Cash and Cash Equivalents at Beginning of Period	-

Cash and Cash Equivalents at End of Period	$ 21

Supplemental Information:
Interest Paid	$ -

The accompanying notes are an integral part of these financial statements.

SOMBRIO CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The use of the words “we,” “us,” “our” or “the Company” refers to STRATHMORE INVESTMENTS, INC., except where the context otherwise requires.

1. Organization and Description of the Business.

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

Subsequently, on February 8, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Strathmore Investments, Inc. a Delaware corporation (“Strathmore”) and the shareholders of Strathmore. The acquisition of Strathmore is treated as a reverse acquisition, and the business of Strathmore became the business of the Company.  For further discussion of the reverse acquisition see Note 10 entitled Subsequent Events below.

Strathmore Investments, Inc. (the “Company”), a Delaware corporation, was incorporated as a Subchapter S corporation on January 29, 1997 and changed its status to a C corporation in 2009. The Company acquired Cellular-Blowout, which began operations in 2002, in 2004. The Company is currently in negotiations to make strategic acquisitions relating to the development of mobile products, services and licenses.

Strathmore Investments is a mobile products and services company selling mobile phones, mobile accessories and mobile products and services such as mobile phone insurance. Currently, Strathmore sells over 35,000 products through its website hotcloudmobile.com. In June of 2010 Strathmore Investments changed its name to HotCloud Mobile, Inc.

These acquisitions reflect the intent of the Company to extend its business model from that of an online mobile hardware and accessory provider to a model that includes the sale of high margin value-added content and services that are bundled with its hardware. HotCloud Mobile will sell mobile phone applications such as games, ringtones, graphics, mobile shopping, social networking, utilities and productivity. It will also offer additional services that include custom device configuration, mobile synch and mobile broadband access. While the Company will recruit a team of software developers to create a suite of mobile device applications, it will also resell applications developed by other parties. The applications will be marketed under the HotCloud Mobile brand.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the ten months ended October 31, 2010 we had a net we had a net loss of $(301,143), a working capital deficit of $(1,250,719), a stockholders deficit of ($1,937,249) and we had a accumulated deficit of $(2,943,242), our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and achieve profitability.

Plan of Operations

Un-Audited

We have made considerable investments in the website development and advertising expenditures to promote the website. (Un-Audited) Although we recognized $1,625,572 in revenue for the year ended December 31, 2009, we had internet orders in the amount of $4,856,559, which we were unable to fulfill due to our inability to fund the orders, as we have no terms with our suppliers and all purchases are cash in advance or Cash on Delivery. For the 10 months ended October 31, 2010 our sales continued to decline due to our lack of adequate working capital

Our future success is likely dependent on our ability to attain additional capital to support continued promotion of the website and fund new orders. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC.

In preparing our accompanying condensed combined financial statements, management has evaluated subsequent events through the financial statement issuance date.  We have combined the results of Sombrio Capital Corporation and Strathmore Investments, Inc. (see note 13 regarding the subsequent reverse merger on February 8, 2011)

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collection of accounts receivable and valuation of inventory and reserves.

Accounts Receivable

Our sales are primarily made through the internet and we sell our products though VISA and MASTERCARD. We currently process payments through Process America and paypal. Currently, 3-5% of all sales are held in reserve by these processors to pay for any returns, chargeback’s or negative debit items. As a result we do not calculate a reserve for un-collectability. The balance of receivables due from credit cart processing as of October 31, 2010 include a balance equal to the cash receipts for the first 5 days of January 2010. In addition we have included a balance equal to 3% of the sales from July 1, 2009 to October 31, 2010.

David Bleeden, our President and Chief Executive Officer is also President of HotCloud Mobile, Inc., a corporation that provides merchant services to the company including credit card and order processing. HotCloud Mobil also, from time to time has made advances to and from the company.  For the 10 months ended October 31, 2010 HotCloud processed $121773 in credit card receipts, they also paid $14,098 in inventory purchases on behalf of the company and transferred $99,300 back to the company

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of October 31, 2010 we had $0 in inventory.

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. We follow the practice of capitalizing property and equipment purchased over $1,000. The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

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

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

The company signed a lease on five lode mining claims in Elko County Nevada, which became effective April 20, 2010.  The lease requires minimum annual lease payments, escalating according to schedule, applied to a 1.5% royalty on net smelter returns.  The Company has the right to buy out the royalty for $5,000,000, which is mandatory by the 7th anniversary of the lease.  The lease requires the Company to pay all regulatory mining claim maintenance or rental fees. (See discussion of reverse merger in note 13 subsequent events).

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

Revenue from product and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. Terms are generally FOB destination with the right of inspection and acceptance.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of October 31, 2010, we had outstanding common shares of 7,187,498 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at October 31, 2010 were 7,187,498. As of October 31, 2010, we had no outstanding warrants or options to purchase additional common shares and the calculation for fully diluted earnings per share was the same.

Segment Information

We only operate one segment of business in the internet sales of Cellular and wireless products.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For the ten months ended October 31, 2010 we recognized $0 in share based expense, as we have no outstanding stock options or warrants.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. On April 29, 2009 Strathmore Investments changed from an S -Corporation to a C – Corporation. The operation loss from April 30, 2009 to October 31, 2010 was ($1,557,547). As of October 31, 2010 we had a net operating loss carry forward of  $(1,557,547), in addition Sombrio Capital Corporation had a net operating loss carry forward of  ($162,118) for a combined net operating loss carry forward of  ($1719,665) and  a deferred tax asset of $584,686 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result. We have booked a valuation allowance for the total deferred tax asset amount.

However, due to the uncertainty of future events we have booked valuation allowance of $112,013.

October 31, 2010
Deferred Tax Asset	$ 584,686
Valuation Allowance	$ (584,686)
Deferred Tax Asset (Net)	$ -

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

3. Inventory.

Inventories by major classification were comprised of the following as of:

	October 31, 2010	December 31, 2009
Raw Material	$ 0	$ 85,951
Work in Process	0	0
Finished Goods	0	0
Total	$ 0	$ 85,951
Less Reserve for excess or obsolete inventory	0	(18,877)
Total Inventory	$ 0	$ 67,074

4. Property and Equipment

Property and equipment were comprised of the following at:

	October 31, 2010	December 31, 2009
Furniture and fixtures	$0	$70,549
Accumulated Depreciation	0	-70,549
Net Fixed Assets	$0	$0

5. Accrued Expenses

Accounts Payable and Accrued Expenses	October 31,2010	December 31,2009
Accrued Other	34,500	25,000
Accrued Mining Lease Expense	13,090	-
IRS Payable	13,032	13,632
Accrued Rent	4,251	-
Accrued Interest	47,892	5,519
	$ 112,765	$ 44,151

Advances and notes payable
Redwood Merchant Services	98,000	100,000
DHL	45,798	56,070
Century Bank card	121,497	129,173
Goetz Trust	16,500	16,500
Wells Fargo	67,745	-
Starz Wireless	74,590	75,590

	$ 424,130	$ 377,333

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

6. Notes Payable

On July 15, 2009 Goetz Trust advanced the company $50,000. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance is $16,500.

The company has an outstanding balance due to Redwood Merchant Services. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance is $98,000.

The company has an outstanding balance due to Venturine DHL as a result of a Judgement. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance is $45,798.

The company has an outstanding balance due to Star Wireless. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance is $74,590.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of October 31, 2010 the outstanding balance was $67,745.

The company has an outstanding balance due to Executive Bank Card. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance is $62,500.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

7. Related Party – Notes payable

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance was $485,534.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. On August 25 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of December 31, the outstanding balance was $262,854.

On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. As of October 31, 2010 due was $79,000.

In April of 2009 the Company entered into a stock purchase agreement whereby it sold fifty percent ownership to Omnireliant Holdings Inc. for $1,000,000. The Purchaser has perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011. Such agreement also offers the CEO/president of the Company to purchase up to 500,000 shares of Omnireliant Holdings, Inc. at price of $1.00 per share with vesting provisions existing of one third per year upon purchase. None has been purchased to date. On October 31, 2010 the outstanding balance was $499, 280.

Strathmore entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated as of April 29, 2009, and OmniReliant Holdings, Inc., a Nevada corporation (“OmniReliant”), pursuant to which the Company sold 500 shares of common stock of the Company (the “Common Stock”), which represented 50% of Strathmore’s issued and outstanding shares of capital stock, at a purchase price of $2,000 per share, for an aggregate purchase price of $1,000,000. Pursuant to the transactions under the Purchase Agreement (the “Transactions”), OmniReliant has a perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011.

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

8. Commitments and Contingencies

Operating Rental Leases

On March 5, 2010 we entered into a 1 year extension on our lease with The Agoura Road Group. The lease expires on February 28, 2011. The facility is approximately 3,000 square feet and located at 29399 Agoura Road, Agoura Hills CA, 91301, Suite 103/110. The lease calls for monthly payments of $3,500. Subsequently in February 2011 the company completed the lease term and move to 2100 W magnolia Blvd suite A, Burbank CA 91506, we are on a month to month agreement at $1,400 per month.

The company has an outstanding balance due to Executive Bank Card. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance is $62,500.

In addition our president and CEO has an outstanding balance do to Executive Bank Card of $180, 000 for financing and business services  of which the company has agreed to guarantee.

The company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the company. As a result of his salary accrual and net advances the outstanding balance due as of October 31, 2010 was $194,200.

9. Litigation

Redwood Merchant Services v. Wild Cat Cellular, Inc., et al.

LASC Case No. LC 081831

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Redwood Merchant Bank for chargeback’s attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular, Inc. Pursuant to a Settlement Agreement; the Defendants have been required to make payments to Redwood Merchant Services. Defendants are in default of under the Settlement Agreement. Under the terms of the Settlement Agreement, Redwood has the right to enter a Stipulated Judgment against Defendants for the amounts due and owing.

The case was dismissed by the court on August 10, 2010, based upon the failure of Plaintiffs to appear at a hearing on that date. We have been informed that Plaintiffs will be bringing a Motion to Set the Dismissal on November 2, 2010 and will be seeking to obtain a judgment on the action at that time. The principal amount is $90,000, however it is anticipated that the actual judgment sought by Plaintiff will be nearer and could exceed $100,000 based upon claims for attorneys’ fees and accrued, but unpaid interest. This amount is in accrued liabilities as of October 31, 2010.

Century Bankcard Services v. Wildcat Cellular, et al.

LASC PC 045883

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Century Bankcard Services for chargebacks attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular,

Inc. The Defendants have entered into a settlement agreement with Century Bankcard Services to compromise the claims of Century Bankcard Services of $98,000.00 (plus interest at the rated of 8% per annum), which amounts are to be paid by making monthly payments to Century Bankcard Services of $2,393.47. The Settlement Agreement is subject to a Stipulation to Enter Judgment in an amount equal to $129,173.97 plus interest at 10% from August 1, 2009 until the entry of judgment plus costs and attorneys’ fees in the combined amount of $4,000.00, less any amounts paid by Defendants pursuant to the Settlement Agreement. This amount is in accrued liabilities as of October 31, 2010.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Venturine Ventures LC v. Bleeden, etc., etal

LASC Case No. SC 101467

Strathmore Investments, Inc. is a named Defendant in this action.

Judgment has been entered against Wildcat Cellular, Inc. (an affiliate of Strathmore) and

David Bleeden in the amount of $56,070.05 effective as of August 4, 2010. This amount is in accrued liabilities as of October 31, 2010.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of October 31, 2010 the outstanding balance was $67,745.

10. Capital Stock Transactions

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

As of October 31, 2010 the company has 5,000,000 preferred stock with a par value of $0.001, authorized but unissued.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

11. Subsequent Capital Stock Transactions

On May 2, 2011 the company executed a 8 for one forward stock split resulting in outstanding common shares on that date of 70,599,936

On March 1, 2011 the company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

On March 1, 2011 the company sold 25,000 shares at $1.00 per share to David Amron, Inc.

On May 2, 2011 the company executed a 8 for one forward stock split resulting in outstanding common shares on that date of 70,599,936

12. Related Party Transactions

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance was $485,534.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. On August 25 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of October 31, 2010the outstanding balance was $262,854.

The company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the company. As a result of his salary accrual and net advances the outstanding balance due as of October 31, 2010 was $194,200.

David Bleeden, our President and Chief Executive Officer,  is also President of Bearhunt Investments, Inc., a corporation that provides management services to Strathmore Investments, Inc. Bearhunt also a shareholder in Sombrio Capital Corp.  For the 10 months ended October 31, 2010 the company paid $23,700 to Bearhunt investments.

David Bleeden, our President and Chief Executive Officer is also President of HotCloud Mobile, Inc., a corporation that provides merchant services to the company including credit card and order processing. HotCloud Mobil also, from time to time has made advances to and from the company.  For the 10 months ended October 31, 2010 HotCloud processed $121773 in credit card receipts, they also paid $14,098 in inventory purchases on behalf of the company and transferred $99,300 back to the company

In April of 2009 the Company entered into a stock purchase agreement whereby it sold fifty percent ownership to Omnireliant Holdings Inc. for $1,000,000. The Purchaser has perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011. Such agreement also offers the CEO/president of the Company to purchase up to 500,000 shares of Omnireliant Holdings, Inc. at price of $1.00 per share with vesting provisions existing of one third per year upon purchase. None has been purchased to date. On October 31, 2010 the outstanding balance was $429, 280.

As of October 31, 2011 the company had an outstanding balance due to KIF Capital Corp an affiliated company in the amount of $24,035.  This amount was subsequently assumed and forgiven as part of the share exchange agreement dated February 8, 2011.

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

13. Subsequent Events

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

The Company intends to changes its name to “HotCloud Mobile Inc.” or a similar derivation, as soon as practicable. In connection with effecting the name change to “HotCloud Mobile Inc.”, a wholly-owned subsidiary of the Company (the “Subsidiary”) was formed on April 27, 2011 in the State of Nevada. As soon as practicable, the Company intends to merge the Subsidiary into the Company, such that the Company, as the surviving corporation, will change its name to the name of the Subsidiary in accordance with the Nevada Revised Statutes.

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

SOMBRIO CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

As of October 31, 2011 the company had an outstanding balance due to KIF Capital Corp an affiliated company in the amount of $24,035.  This amount was subsequently assumed and forgiven as part of the share exchange agreement dated February 8, 2011.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of October 31, 2010 the outstanding balance was $67,745.

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full.

On May 2, 2011 the company executed a 8 for one forward stock split resulting in outstanding common shares on that date of 70,599,936

On March 1, 2011 the company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

On March 1, 2011 the company sold 25,000 shares at $1.00 per share to David Amron, Inc.

14. Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported in our Current Report on Form 8-K filed with the SEC on February 14, 2011, and amended on April March 20, 2011, effective February 9, 2011, the Board of Directors of the Company dismissed John Kinross-Kennedy, Certified Public Accountant (“Kinross-Kennedy”) as its independent registered accounting firm and engaged W.T. Uniack & Co. CPAs, P.C. (“Uniack”) to serve as its independent registered accounting firm. Uniack is the independent registered accounting firm for Strathmore Investments Inc., and its report on the financial statements of Strathmore at December 31, 2009, December 31, 2008 was included in the 8-K. Prior to engaging Uniack, the Company did not consult with Uniack regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statement.

The Company requested Kinross-Kennedy to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made above by the Company. The Company file such letter as Exhibit 16.1 to the 8-K.

The Company’s financial statements at December 31, 2009 and 2008 for the years then ended were audited by Kinross-Kennedy. The audit report of Kinross-Kennedy included a going concern qualification. There were no disagreements with Kinross-Kennedy during the years ended December 31, 2009 and 2008 or during the period subsequent to December 31, 2009 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Item 9B.	Other Information.

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors following the acquisition of Strathmore.

Name	Age	Position
David J. Bleeden	49	Chief Executive Officer,
		Principal Accounting Officer
		President and Chairman

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors.  The Board of Directors does not have any committees. To date, no amount has been paid to a director for the services of such individual on the Board.

Background of Executive Officers and Directors

David J. Bleeden, Chief Executive Officer, Principal Accounting Officer, President and Director

David J. Bleeden has been Chief Executive Officer, Principal Accounting Officer, President and Director of the Company since 1997. In 1984 Mr. Bleeden co-founded Naked Juice and served as its co-founder from January 1984 until September 1989 where he was responsible for the development of the company’s distribution such as with Vons Supermarkets, Kroger and Ralph’s.  Mr. Bleeden was also responsible for building Naked Juice’s marketing strategy.   In 1988 Naked Juice was sold to Chiquita Banana. From 1988 to 2003, Mr. Bleeden was the President of Rhinotek Computer Products where he was responsible for retail sales and the marketing strategy.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer and Principal Accounting Officer positions should be separate or combined. These roles are currently not separated with Mr. Bleeden serving as both the Chief Executive Officer and the Chairman of the Board.

 The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

The Board of Directors acts as the Nominating Committee as the Board has no separate committees. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid in respect of the Company’s principal executive officer and those individuals who received compensation in excess of $100,000 per year for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name	Year	Salary ($)	Bonus ($)	Stock Awards($)(2)	OptionAwards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred CompensationsEarnings ($)	All OtherCompensation ($)	Total ($)
David Bleeden (1)	2010	$125,000	-	-	-	-	-	-	$150,000
	2009	$112,500	-	-	-	-	-	-	$112,500
Ken MacAlpine (2)	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

(1)

David Bleeden is also President of Bearhunt Investments, Inc., a corporation that provides management services to Strathmore Investments, Inc.

(2)

Ken MacAlpine was our president, chief executive officer and chief financial officer since December 30, 2008 to February 8, 2011.

Employment Agreements

Mr. Bleeden’s appointment as our former Chief Executive Officer and President is set forth in an employment agreement between Mr. Bleeden and us dated April 1, 2009.  Under that agreement, Mr. Bleeden is to receive compensation consisting of the following: (i) an annual salary of $150,000, and (ii) perquisites, which are approved by the Board and are generally made available to all salaried employees and executives.  The term of Mr. Bleeden’s employment agreement is three years (the “Term”). Mr. Bleeden may terminate his employment prior to the expiration of the Term upon thirty days’ prior written notice to the Company. The Company may terminate Mr. Bleeden’s employment prior to the expiration of the Term, provided, however, that if such termination is by the Company for any reason other than a Termination for Cause (as defined below), then Mr. Bleeden will be entitled to receive a severance payment equal to $75,000, which shall be paid no later than the last day of Mr. Bleeden’s employment, and provided further that if termination is by the Company due to Mr. Bleeden being unable to perform his duties due to death or disability, no severance payment will be due to Mr. Bleeden. For the purpose of Mr. Bleeden’s severance payment, “Termination for Cause” means generally termination due to: (i) Mr. Bleeden’s breach of the confidentiality provisions of his employment agreement; (ii) Mr. Bleeden’s willful failure to perform his duties in accordance with his employment agreement; (iii) Mr. Bleeden’s willful failure on more than one occasion to comply in any respect with any reasonable written policies or directors of the Board; and (iv) Mr. Bleeden is convicted of, or pleads guilty to, any felony or crime involving fraud, misappropriation or embezzlement against the Company.

Apart from the abovementioned, there are no other current employment agreements between the Company and its executive officers. Our executive officers have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation.

Director Compensation

We do not currently pay any compensation to our directors.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of  May 4, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Bearhunt Investments, Inc.(3)	6,131,947 shares	69%
All officers and directors as a group	6,131,947	69%

(1)

Except as otherwise indicated, the address of each beneficial owner is c/o Strathmore Investments Inc., 11500 Harry Hines Blvd. Suite # 103, Dallas, Texas 75229.

(2)

Applicable percentage ownership is based on 8,824,992 shares of common stock outstanding as of May 4, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of May 4, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of May 4, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

David Bleeden, our Chief Executive Officer, Chief Accounting Officer, President and Director, is the President of Bearhunt Investments, Inc. and has the sole voting and dispositive power over the securities held for the account of Bearhunt Investments, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of October 31, 2010 the outstanding balance was $485,534.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. On August 25 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of October 31, 2010the outstanding balance was $262,854.

The company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the company. As a result of his salary accrual and net advances the outstanding balance due as of October 31, 2010 was $194,200.

David Bleeden, our President and Chief Executive Officer,  is also President of Bearhunt Investments, Inc., a corporation that provides management services to Strathmore Investments, Inc. Bearhunt also a shareholder in Sombrio Capital Corp.  For the 10 months ended October 31, 2010 the company paid $23,700 to Bearhunt investments.

David Bleeden, our President and Chief Executive Officer is also President of HotCloud Mobile, Inc., a corporation that provides merchant services to the company including credit card and order processing. HotCloud Mobil also, from time to time has made advances to and from the company.  For the 10 months ended October 31, 2010 HotCloud processed $121773 in credit card receipts, they also paid $14,098 in inventory purchases on behalf of the company and transferred $99,300 back to the company

In April of 2009 the Company entered into a stock purchase agreement whereby it sold fifty percent ownership to Omnireliant Holdings Inc. for $1,000,000. The Purchaser has perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011. Such agreement also offers the CEO/president of the Company to purchase up to 500,000 shares of Omnireliant Holdings, Inc. at price of $1.00 per share with vesting provisions existing of one third per year upon purchase. None has been purchased to date. On October 31, 2010 the outstanding balance was $429, 280.

As of October 31, 2011 the company had an outstanding balance due to KIF Capital Corp an affiliated company in the amount of $24,035.  This amount was subsequently assumed and forgiven as part of the share exchange agreement dated February 8, 2011.

Director Independence

None of our directors qualify as an independent director under the NYSE corporate governance rules.

Item 14.	Principal Accounting Fees and Services.

Audit fees for the 10 months ended October 31, 2010 were $20,000

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 15, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 15, 2007)
3.3	Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on July 16, 2007)

10.1

Share Exchange Agreement, by and among Sombrio Capital Corp., Strathmore Investments Inc., and the shareholders of Strathmore Investments Inc. (filed as an exhibit to our Current Report on Form 8-K, filed February 14, 2011)

10.2	Separation Agreement by and among Sombrio Capital Corp., Strathmore Investments Inc. and Ken MacAlpine (filed as an exhibit to our Current Report on Form 8-K, filed February 14, 2011)
10.3	Employment Agreement, dated April 1, 2009, by and among the Company and David J. Bleeden (filed as an exhibit to our Current Report on Form 8-K, filed February 14, 2011)
10.4

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of     Obligations, dated December 2010. 2010, by and among Strathmore Investments, Inc. and OmniReliant Holdings, Inc. (filed as an exhibit to our Current Report on Form 8-K, filed February 14, 2011)

10.5	Form of 12% Convertible Debenture (filed as an exhibit to our Current Report on Form 8-K, filed February 14, 2011)
10.6	Note payable to Victoria Bleeden dated August 25, 2010 (filed as an exhibit to our Current Report on Form 8-K, filed February 14, 2011)
10.7	Form of Letter Agreement, dated April 1, 2011, by and among the Company and the Investors (filed as an exhibit to our Current Report on Form 8-K, filed April 5, 2011)
14.1	Code of Ethics (filed as an exhibit to our Annual Report on Form 10-KSB filed on February 13, 2008)
16.1	Letter re change in certifying accountant, dated March 8, 2011 (filed as an exhibit to our Current Report on Form 8-K, filed March 10, 2011)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 6, 2011

SOMBRIO CAPITAL CORP.

By:	/s/ David Bleeden
David Bleeden
President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)	May 6, 2011
David Bleeden