Form 10-Q
period 2011-04-30
SOMBRIO CAPITAL CORP
filed 2011-06-20
CIK 1397645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-52667

HOTCLOUD MOBILE, INC.

(Exact Name of registrant as specified in its charter)

Nevada	98-0533822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 W. Magnolia Blvd.

Suite A

Burbank, CA 75229

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (866) 649-0075

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  o  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o   No x

As of June 20, 2011, the issuer had 71,799,936 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

 W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

HotCloud Mobile, Inc.

We have reviewed the accompanying balance sheet of HotCloud Mobile, Inc as of April 30, 2011 and the related statements of operations and cash flows for the three-month period ended April 30, 2011.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, the Company is in default with its’ senior debt holders. As explained in Not 7, an event has occurred that has caused a certain debt to be immediately due and payable and the resultant provisions within to be accelerated. We are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

June 20, 2011

HotCloud Mobile, Inc.
Combined Balance Sheet
as of
	Un-audited	Transition Period
	April 30,	October 31,
	2011	2010
Assets
Current Assets:
Cash	$ -	$ 21
Credit card reserve	-	7,861
Total Current Assets	-	7,882
Furniture, Fixtures and Equipment net	-	-
Other Assets
Other assets	23,090	23,090
Accumulated amortization	(7,697)	(6,047)
Due from Affiliate Hotcloud Mobile Inc,	-	8,375
Shareholder Advances - Related Party - Bearhunt	7,041	23,700
Deposits	1,100	-
Total Assets	$ 23,534	$ 57,000

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	1,246	-
Accounts payable and accrued Expenses	535,380	499,332
Accounts payable and accrued Expenses - Related Party	67,463	37,564
Notes Payable	387,500	62,500
Note payable - Related Party	1,130,328	608,684
Current Portion of Long Term Debt - Related Party	50,521	50,521
Total Current Liabilities	2,172,438	1,258,601
Long-Term Debt:
Notes Payable - Related Party	262,854	786,169
Less Current portion of Long Term Debt - Related Party	(50,521)	(50,521)
Net Long-Term Debt	212,333	735,648
Total Liabilities	2,384,771	1,994,249

Stockholders' ( Deficit )
Preferred shares authorized 5,000,000, par value $.001, 0 and 0 shares respectively issued or outstanding	-	-
Common shares Authorized: 100,000,000, par value .001, issued and outstanding 8,824,992 and 7,187,498 respectively	8,825	7,188
Additional Paid in Capital	1,148,817	997,122
Other Comprehensive Income / (Loss)	1,683	1,683
Accumulated deficit	(3,520,562)	(2,943,242)
Total Stockholders' ( Deficit )	(2,361,236)	(1,937,249)
Total Liabilities And Stockholders' Deficit	$ 23,534	$ 57,000

The accompanying notes are an integral part of these financial statements.

HotCloud Mobile, Inc.
Combined Statement of Operations
for the three and six months ended April 30,

	Un-audited		Un-audited
	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010

Sales	$ (5,786)	$ 341,191	$ 26,165	$ 242,361
Cost of Goods Sold	2,291	139,291	4,809	597,593
Gross Profit	(8,077)	201,900	21,356	(355,231)

General And Administrative Expenses	355,750	532,054	417,870	788,016
Shares issued for services	70,000	-	70,000	-
Beneficial Conversion expense	108,333	-	108,333	-

Net Profit / (Loss) From Operations	(542,160)	(330,155)	(574,848)	(1,143,247)

Other Income / (Expenses)	41,087	-	41,087	-
Interest Expense	(25,931)	(12,486)	(43,559)	(17,486)
Net Profit / (Loss) Before Income Taxes	(527,004)	(342,641)	(577,320)	(1,160,734)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (527,004)	$ (342,641)	$ (577,320)	$ (1,160,734)

Per Share Information:
Basic and Diluted weighted average number
of common shares outstanding	8,645,639	858	7,904,484	858

Net Profit / (Loss) per common share	$ (0.06)	$ (1,620.00)	$ (0.07)	$ (1,620.00)

The accompanying notes are an integral part of these financial statements.

HotCloud Mobile, Inc.
Combined Statements of Cash Flows
for the six months ended April, 30

	Un-audited	Un-audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (577,320)	$ (1,160,734)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,650	13,791
Beneficial Conversion Expense	108,333	-
Shares issued for services	70,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,861	587,389
(Increase) decrease in inventory	-	100,016
(Increase) decrease in other assets	-	(3,970)
(Increase) decrease in Due from Affiliate HotCloud Mobil	8,375	-
(Increase) decrease in - Shareholder Advances - Bearhunt	16,659	-
(Increase) decrease in deposits	(1,100)	-
(Decrease) increase in accounts payable and accruals	65,946	263,950
Net Cash provided / (Used) In Operating Activities	(299,596)	(199,557)

Cash Flows from Investing Activities
Investment in Software and Marketing	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	1,246	-
Proceeds / (Payments) on notes payable	325,000	-
Proceeds / (Payments) on notes payable - Related Party	(1,671)	191,334
Repurchase of common stock	(100,000)	-
Sale of Common Stock	75,000	-
Cash Flows Provided / (used) By Financing Activities	299,575	191,334

Net (Decrease) Increase in Cash and Cash Equivalents	(21)	(8,223)

Cash and Cash Equivalents at Beginning of Period	21	8,884

Cash and Cash Equivalents at End of Period	$ (0)	$ 661

Supplemental Information:
Interest Paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HOT CLOUD MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The use of the words “we,” “us,” “our” or “the Company” refers to Hot Cloud Mobile Inc. and wholly owned subsidiary Strathmore Investments, Inc.., except where the context otherwise requires.

1.

Organization and Description of the Business.

Hot Cloud Mobile, Inc. formerly Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Burbank, California.

The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company was an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.  In 2006, the Company acquired an undivided 100% interest in a mineral claim known as “Lincoln 1” located in the Province of British Columbia.  The lease was abandoned in 2008. In 2010 the company signed a lease on five lode mining claims in Elko County Nevada, which became effective April 20, 2010.

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

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the six months ended April 30, 2011 we had a net  loss of $(577,320), a working capital deficit of $(2,172,438), a stockholders deficit of ($2,361,236) and we had an accumulated deficit of $(3,520,562).

Our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and achieve profitability.

Plan of Operations – David to review

For the six months ended April 30, 2011 our sales continued to decline to $26,165 and for the three months ended April 30, 2011 our sales were $0, mainly due to our lack of adequate working capital.

Our future success is dependent on our ability to attain additional capital to support continued promotion of the website and fund new orders. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC.

In preparing our accompanying condensed consolidated financial statements, we have combined the results of Hot Cloud Mobile, Inc. and Strathmore Investments, Inc., as Strathmore Investments, Inc. is a wholly owned subsidiary of Hot Cloud Mobile, Inc.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

HOT CLOUD MOBILE, INC.

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

Accounts Receivable

Our sales are primarily made through the internet and we sell our products though VISA and MASTERCARD. We currently process payments through Process America and paypal. Currently, 3-5% of all sales are held in reserve by these processors to pay for any returns, chargeback’s or negative debit items. As a result we do not calculate a reserve for un-collectability. The balance of receivables due from credit card processing as of April 30, 2011 were $0

David Bleeden, our President and Chief Executive Officer is also President of HotCloud Mobile, Inc., a corporation that provides merchant services to the company including credit card and order processing. HotCloud Mobil also, from time to time has made advances to and from the company.  For the Six months ended April 30, 2011, HotCloud processed $26,165 in credit card receipts; they also paid $4,809 in inventory purchases on behalf of the company.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of  April 30, 2011 we had $0 in inventory.

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

HOT CLOUD MOBILE, INC.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of April 30, 2011, we had outstanding common shares of 8,824,992 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at April 30, 2011 were 7,904,484. As of April 30, 2011, we had no outstanding warrants or options to purchase additional common shares and the calculation for fully diluted earnings per share was the same.

Segment Information

We only operate one segment of business in the internet sales of Cellular and wireless products.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For the ten months ended April 30, 2011 we recognized $0 in share based expense for stock options or warrants as we have none outstanding. We recognized

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. On April 29, 2009 Strathmore Investments changed from an S -Corporation to a C – Corporation. The operation loss from April 30, 2009 to October 31, 2010 was ($1,557,547). As of October 31, 2010  we had a net operating loss carry forward of  $(1,557,547), in addition Sombrio Capital Corporation had a net operating loss carry forward of  ($162,118) and we had operating losses for the six months ended April 30,2011 of $577,320  for a combined net operating loss carry forward of ($2,296,895) and  a deferred tax asset of $780,947 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result. We have booked a valuation allowance for the total deferred tax asset amount.

The reverse acquisition between Strathmore Investments, Inc. a Delaware corporation and Hot Cloud Mobile, Inc. formerly Sombrio Capital Corp. which occurred on February 8, 2011 affects a change in control of the Company, and as such the federal net operating loss carry forwards as of the date of the transaction are limited under Section 382 of the Internal Revenue Code.

April 30, 2011
Deferred Tax Asset	$ 780,947
Valuation Allowance	$ (780,947)
Deferred Tax Asset (Net)	$ -

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

3. Inventory.

We had $0 inventory as of April 30, 2011 or October 31, 2010

4. Property and Equipment

We had $0 in Property or equipment as of April 30, 2011 or October 31, 2010

5. Accrued Expenses

Accounts Payable and Accrued Expenses	April 30, 2011	October 31,2010
Accrued Other	74,225	34,500
Accrued Mining Lease Expense	-	13,090
IRS Payable	13,032	13,032
Accrued Rent	-	4,251
Accrued Interest	91,452	47,892
	$ 178,709	$ 112,765

Advances and notes payable	April 30, 2011	October 31,2010
Redwood Merchant Services	98,000	98,000
DHL	45,798	45,798
Century Bank card	121,497	121,497
Goetz Trust	16,500	16,500
Wells Fargo	67,745	67,745
Starz Wireless	74,590	74,590

	$ 424,130	$ 424,130

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

6. Notes Payable

On July 15, 2009 Goetz Trust advanced the company $50,000. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance is $16,500.

The company has an outstanding balance due to Redwood Merchant Services. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance is $98,000.

The company has an outstanding balance due to Venturine DHL as a result of a judgment. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance is $45,798.

The company has an outstanding balance due to Star Wireless. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance is $74,590.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of April 30, 2011 the outstanding balance was $67,745.

The company has an outstanding balance due to Executive Bank Card. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance is $62,500.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

7. Related Party – Notes payable

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance was $497,697..

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. On August 25 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of December 31, the outstanding balance was $262,854.

On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. As of April 30, 2011 the total due to David $133,351.

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

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note  plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note  plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral as set forth in the Security Agreement. As of April 30, 2011 the balance due under this note was $499,280.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

For the purpose of the above disclosure, Make-whole Amount” means the Make-whole Per Diem Amount multiplied by the number of days between and including (i) the Acceleration Notice Date or Prepayment Date, as the case may be, and (ii) the  Maturity Date of the Note.

“Make-whole Per Diem Amount” means the amount equal to (i) the product of (x) the outstanding principal amount of the Note and (y) the Make-whole Rate divided by (ii) 365.

“Make-whole Rate” means the interest rate equal to the difference between 7% and the then current yield rate of 1-year treasury bills on the date of determination.

On February 8, 2011 (the “Issuance Date”), the Company issued convertible debentures to two accredited investors (the “Debentures”) in the aggregate principal sum of $325,000. At any time between the original issuance date and the 12 months from the issuance date (the “Maturity Date”) unless previously repaid by the Company the Debenture is convertible into common stock of the Company at a conversion price of equal to 75% of the volume weighted average price of the common stock for the five days preceding the conversion date. All unpaid and unconverted principal and interest is due 12 months from the Issuance Date.  We recognized a beneficial conversion expense of $108,333 as a result of this beneficial conversion feature.

8. Commitments and Contingencies

Operating Rental Leases

On March 5, 2010 we entered into a 1 year extension on our lease with The Agoura Road Group. The lease expires on February 28, 2011. The facility is approximately 3,000 square feet and located at 29399 Agoura Road, Agoura Hills CA, 91301, Suite 103/110. The lease calls for monthly payments of $3,500. In February 2011 we completed the lease term and moved to 2100 W magnolia Blvd suite A, Burbank CA 91506, we are on a month to month agreement at $1,000 per month.

The company has an outstanding balance due to Executive Bank Card. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance is $62,500.

In addition our president and CEO has an outstanding balance do to Executive Bank Card of $180, 000 for financing and business services of which the company has agreed to guarantee.

The company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the company. As a result of his salary accrual and net advances the outstanding balance due as of April 30, 2011 was $194,200.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

The case was dismissed by the court on August 10, 2010, based upon the failure of Plaintiffs to appear at a hearing on that date. We have been informed that Plaintiffs will be bringing a Motion to Set the Dismissal on November 2, 2010 and will be seeking to obtain a judgment on the action at that time. The principal amount is $90,000, however it is anticipated that the actual judgment sought by Plaintiff will be nearer and could exceed $100,000 based upon claims for attorneys’ fees and accrued, but unpaid interest. This amount is in accrued liabilities as of April 30, 2011.

Century Bankcard Services v. Wildcat Cellular, et al.

LASC PC 045883

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Century Bankcard Services for chargeback’s attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular,

Inc. The Defendants have entered into a settlement agreement with Century Bankcard Services to compromise the claims of Century Bankcard Services of $98,000.00 (plus interest at the rated of 8% per annum), which amounts are to be paid by making monthly payments to Century Bankcard Services of $2,393.47. The Settlement Agreement is subject to a Stipulation to Enter Judgment in an amount equal to $129,173.97 plus interest at 10% from August 1, 2009 until the entry of judgment plus costs and attorneys’ fees in the combined amount of $4,000.00, less any amounts paid by Defendants pursuant to the Settlement Agreement. This amount is in accrued liabilities as of April 30, 2011.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Venturine Ventures LC v. Bleeden, etc., etal

LASC Case No. SC 101467

Strathmore Investments, Inc. is a named Defendant in this action.

Judgment has been entered against Wildcat Cellular, Inc. (an affiliate of Strathmore) and

David Bleeden in the amount of $56,070.05 effective as of August 4, 2010. This amount is in accrued liabilities as of April 30, 2011.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53,400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of April 30, 2011 the outstanding balance was $67,745.

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

As at April 30, 2011, the Company has no option plan, warrants or other dilutive securities.

As at April 30, 2011, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 7,187,498 shares were issued and outstanding.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

As of April 30, 2011 the company had 5,000,000 preferred shares with a par value of $0.001, authorized but un-issued.

On February 27, 2011 the company issued 6,131,947 to David Bleeden our chief executive officer as part of the share exchange agreement dated February 27, 2011

On February 27, 2011 the company issued 322,734 to Paul Morrison  as part of the share exchange agreement dated February 27, 2011

On February 27, 2011 the company issued 107,813 to Darren Ocasio for legal fees relating to the acquisition of the Sombrio Capital Corporation Shell

On March 31, 2011 the company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

On March 31, 2011 the company sold 25,000 shares at $1.00 per share to David Amron, Inc.

On April 27, 2011 the company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

11. Subsequent Capital Stock Transactions

On May 2, 2011 the Company effected a 8 for one forward stock split resulting in outstanding common shares on that date of 70,599,936

On May 12, 2011, the Company received notification that the Articles of Merger, filed with the Secretary of State of Nevada on May 12, 2011, was accepted by the Secretary of State of Nevada. Pursuant to the Articles of Merger, the Company’s wholly owned subsidiary was merged into the Company. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Sombrio Capital Corp. to Hotcloud Mobile, Inc. (the “Name Change”). In connection with the Name Change, the Company has also changed its symbol from “SBPP” to “HOTM”. The market effective date for the symbol change is the open of business on May 16, 2011.

On May 23, 2011 the Company issued to Live Fresh, Inc. for 400,000 shares of common stock in exchange for $50,000.

On June 7, 2011, the Company issued to Gerald and Lynette Hannah for 400,000 shares of common stock in exchange for $50,000.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

12. Related Party Transactions

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of April 30, 2011 the outstanding balance was $485,534.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the company. On August 25 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of April 30, 2011the outstanding balance was $262,854.

The company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the company. As a result of his salary accrual and net advances the outstanding balance due as of April 30, 2011 was $194,200.

David Bleeden, our President and Chief Executive Officer,  is also President of Bearhunt Investments, Inc., a corporation that provides management services to Strathmore Investments, Inc. Bearhunt also a shareholder in Sombrio Capital Corp.  For the 10 months ended April 30, 2011 the company paid $23,700 to Bearhunt investments.

David Bleeden, our President and Chief Executive Officer is also President of HotCloud Mobile, Inc., a corporation that provides merchant services to the company including credit card and order processing. HotCloud Mobil also, from time to time has made advances to and from the company.  For the Six months ended April 30, 2011, HotCloud processed $26,165 in credit card receipts; they also paid $4,809 in inventory purchases on behalf of the company.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note  plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note  plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral as set forth in the Security Agreement. As of April 30, 2011 the balance due under this note was $499,280.

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

For the purpose of the above disclosure, Make-whole Amount” means the Make-whole Per Diem Amount multiplied by the number of days between and including (i) the Acceleration Notice Date or Prepayment Date, as the case may be, and (ii) the  Maturity Date of the Note.

“Make-whole Per Diem Amount” means the amount equal to (i) the product of (x) the outstanding principal amount of the Note and (y) the Make-whole Rate divided by (ii) 365.

“Make-whole Rate” means the interest rate equal to the difference between 7% and the then current yield rate of 1-year treasury bills on the date of determination.

13. Subsequent Events

On May 2, 2011 the Company effected a 8 for one forward stock split resulting in outstanding common shares on that date of 70,599,936

On May 12, 2011, the Company received notification that the Articles of Merger, filed with the Secretary of State of Nevada on May 12, 2011, was accepted by the Secretary of State of Nevada. Pursuant to the Articles of Merger, the Company’s wholly owned subsidiary was merged into the Company. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Sombrio Capital Corp. to Hotcloud Mobile, Inc. (the “Name Change”). In connection with the Name Change, the Company has also changed its symbol from “SBPP” to “HOTM”. The market effective date for the symbol change is the open of business on May 16, 2011.

On May 23, 2011 the Company issued 400,000 shares of common shares to Live Fresh, Inc. in exchange for $50,000.

On June 7, 2011 the Company issued 400,000 shares of common to Gerald and Lynette Hannah for $50,000.

On May 6, 2011, the Company and the Investors each entered into a letter agreement (the “Letter Agreement”), pursuant to which the Company and the Investors agreed to amend the Debentures such that the Increase in Authorized Shares and the Forward Split shall occur within one hundred fifty  (150) days from February 8, 2011.  the Company and the Holder hereby agree to amend and restate in its entirety Section 5(A)(iii) of the Debenture as follows:

iii.  Increase in Authorized Common Shares and Forward Split.  The Company fails to file a certificate of amendment with the State of Nevada within one hundred fifty (150) days from the date hereof to increase the Company’s authorized Common Stock to at least 500 million and if Company fails to effectuate a dividend or forward split increasing the Company’s issued and outstanding common shares by 20 to 1 (the “Forward Split”) within one hundred fifty (150) days from the date hereof.

On June 7, 2011 Company entered into agreement with Ladenburg Thalman in which Ladenburg will serve as the Company's exclusive institutional placement agent to introduce on a reasonable “best efforts” basis the Company to certain institutional "accredited investors" (the “Investors”) as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"), as prospective purchasers of the Company’s common stock (the “Common Stock”), preferred stock, warrants to purchase Common Stock, and/or convertible notes, which are collectively referred to in this Agreement as the “Securities”, in connection with a possible private placement conducted in accordance with applicable United States laws (the “Transaction”).

HOT CLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note  plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note  plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral as set forth in the Security Agreement. As of April 30, 2011 the balance due under this note was $499,280.

For the purpose of the above disclosure, Make-whole Amount” means the Make-whole Per Diem Amount multiplied by the number of days between and including (i) the Acceleration Notice Date or Prepayment Date, as the case may be, and (ii) the  Maturity Date of the Note.

“Make-whole Per Diem Amount” means the amount equal to (i) the product of (x) the outstanding principal amount of the Note and (y) the Make-whole Rate divided by (ii) 365.

“Make-whole Rate” means the interest rate equal to the difference between 7% and the then current yield rate of 1-year treasury bills on the date of determination.

14. Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the combined results of operations and financial condition of Hot Cloud Mobile, Inc. and subsidiary Strathmore Investments, Inc.. for the six months ending April 30, 2011 and should be read in conjunction with the audited financial statements and related notes for the ten months ended October31, 2010on Form10-KT.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Hot Cloud Mobile, Inc. formerly Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Sarnia, Ontario, Canada.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the six months ended April 30, 2011 we had a net we had a net loss of $(577,320), a working capital deficit of $(2,172,438), a stockholders deficit of ($2,361,236) and we had a accumulated deficit of $(3,520,562).

Our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and achieve profitability.

Plan of Operations

For the six months ended April 30, 2011 our sales continued to decline to $26,165 and for the three months ended April 30, 2011 our sales were $0, mainly due to our lack of adequate working capital.

Our future success is dependent on our ability to attain additional capital to support continued promotion of the website and fund new orders. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC.

In preparing our accompanying condensed consolidated financial statements, we have combined the results of Hot Cloud Mobile, Inc. and Strathmore Investments, Inc., as Strathmore Investments, Inc. is a wholly owned subsidiary of Hot Cloud Mobile, Inc.

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

Accounts Receivable

Our sales are primarily made through the internet and we sell our products though VISA and MASTERCARD. We currently process payments through Process America and paypal. Currently, 3-5% of all sales are held in reserve by these processors to pay for any returns, chargeback’s or negative debit items. As a result we do not calculate a reserve for un-collectability. The balance of receivables due from credit cart processing as of April 30, 2011 were $0

David Bleeden, our President and Chief Executive Officer is also President of HotCloud Mobile, Inc., a corporation that provides merchant services to the company including credit card and order processing. HotCloud Mobil also, from time to time has made advances to and from the company.  For the Six months ended April 30, 2011, HotCloud processed $26,165 in credit card receipts; they also paid $4,809 in inventory purchases on behalf of the company.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of  April 30, 2011 we had $0 in inventory.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of April 30, 2011, we had outstanding common shares of 8,824,992 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at April 30, 2011 were 7,904,484. As of April 30, 2011, we had no outstanding warrants or options to purchase additional common shares and the calculation for fully diluted earnings per share was the same.

Results of Operations

HotCloud Mobile, Inc.
Combined Statement of Operations
for the three and six months ended April 30,

	Un-audited		Un-audited
	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010

Sales	$ (5,786)	$ 341,191	$ 26,165	$ 242,361
Cost of Goods Sold	2,291	139,291	4,809	597,593
Gross Profit	(8,077)	201,900	21,356	(355,231)

General And Administrative Expenses	355,750	532,054	417,870	788,016
Shares issued for services	70,000	-	70,000	-
Beneficial Conversion expense	108,333	-	108,333	-

Net Profit / (Loss) From Operations	(542,160)	(330,155)	(574,848)	(1,143,247)

Other Income / (Expenses)	41,087	-	41,087	-
Interest Expense	(25,931)	(12,486)	(43,559)	(17,486)
Net Profit / (Loss) Before Income Taxes	(527,004)	(342,641)	(577,320)	(1,160,734)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (527,004)	$ (342,641)	$ (577,320)	$ (1,160,734)

Revenue

Net revenue for the six months ending April 30, 2011 was $21,165 compared to $242,361 we continually struggle to meet order demand due to the lack of adequate working capital.

Cost of Goods Sold

Cost of goods sold includes the cost of the products being sold and inbound shipping costs. The cost of goods sold for the six months ending April 30, 2011 was $4,809 at 46% compared to $597,593 in the same period of 2010.

General and Administrative Expenses

General and administrative expenses for the six months ending April 30, 2011 were $487,870, compared to $788,016 for the same period in 2010.

 Other Income (Expense) – Net

Interest expense for the six months ending April 30, 2011 was $41,087compared to $0 for the same period in 2010.

Income Tax Expense

The Company incurred losses for the six months ending April 30, 2011 and 2010and did not incur any tax expense.

Net Profit (Loss)

The net loss for the six months ending April 30, 2011 and 2010 was $(577,320) and $(1,160,734).

HotCloud Mobile, Inc.
Combined Statements of Cash Flows
for the six months ended April, 30, 2011

	Un-audited	Un-audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (577,320)	$ (1,160,734)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,650	13,791
Beneficial Conversion Expense	108,333	-
Shares issued for services	70,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,861	587,389
(Increase) decrease in inventory	-	100,016
(Increase) decrease in other assets	-	(3,970)
(Increase) decrease in Due from Affiliate HotCloud Mobil	8,375	-
(Increase) decrease in - Shareholder Advances - Bearhunt	16,659	-
(Increase) decrease in deposits	(1,100)	-
(Decrease) increase in accounts payable and accruals	65,946	263,950
Net Cash provided / (Used) In Operating Activities	(299,596)	(199,557)

Cash Flows from Investing Activities
Investment in Software and Marketing	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	1,246	-
Proceeds / (Payments) on notes payable	325,000	-
Proceeds / (Payments) on notes payable - Related Party	(1,671)	191,334
Repurchase of common stock	(100,000)	-
Sale of Common Stock	75,000	-
Cash Flows Provided / (used) By Financing Activities	299,575	191,334

Net (Decrease) Increase in Cash and Cash Equivalents	(21)	(8,223)

Cash and Cash Equivalents at Beginning of Period	21	8,884

Cash and Cash Equivalents at End of Period	$ (0)	$ 661

Supplemental Information:
Interest Paid	$ -	$ -

As of April 30, 2011, we had a bank overdraft of $(1,246), we had no current assets and current liabilities of $2,172,438.  This resulted in a working capital deficit of $2,172,438.

Net cash used by operating activities for the six months ending April 30, 2011 was $(299,596).

There was no net cash either used or provided for by investing activities in the six month periods ended ending April 30, 2011.

Net cash provided by financing activities was $299,575 for the three months ending April 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended April 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company has the following pending legal proceedings:

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

The case was dismissed by the court on August 10, 2010, based upon the failure of Plaintiffs to appear at a hearing on that date. We have been informed that Plaintiffs will be bringing a Motion to Set the Dismissal on November 2, 2010 and will be seeking to obtain a judgment on the action at that time. The principal amount is $90,000, however it is anticipated that the actual judgment sought by Plaintiff will be nearer and could exceed $100,000 based upon claims for attorneys’ fees and accrued, but unpaid interest. This amount is in accrued liabilities as of April 30, 2011.

Century Bankcard Services v. Wildcat Cellular, et al.

LASC PC 045883

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Century Bankcard Services for chargeback’s attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular,

Inc. The Defendants have entered into a settlement agreement with Century Bankcard Services to compromise the claims of Century Bankcard Services of $98,000.00 (plus interest at the rated of 8% per annum), which amounts are to be paid by making monthly payments to Century Bankcard Services of $2,393.47. The Settlement Agreement is subject to a Stipulation to Enter Judgment in an amount equal to $129,173.97 plus interest at 10% from August 1, 2009 until the entry of judgment plus costs and attorneys’ fees in the combined amount of $4,000.00, less any amounts paid by Defendants pursuant to the Settlement Agreement. This amount is in accrued liabilities as of April 30, 2011.

Venturine Ventures LC v. Bleeden, etc., etal

LASC Case No. SC 101467

Strathmore Investments, Inc. is a named Defendant in this action.

Judgment has been entered against Wildcat Cellular, Inc. (an affiliate of Strathmore) and

David Bleeden in the amount of $56,070.05 effective as of August 4, 2010. This amount is in accrued liabilities as of April 30, 2011.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of April 30, 2011 the outstanding balance was $67,745.

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

D On February 27, 2011 the Company issued 6,131,947 to David Bleeden our chief executive officer as part of the share exchange agreement dated February 8, 2011

On February 27, 2011 the Company issued 322,734 to Paul Morrison  as part of the share exchange agreement dated February 8, 2011

On February 27, 2011 the company issued 107,813 for legal fees relating to the acquisition of the Sombrio Capital Corporation Shell

On March 31, 2011 the Company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

On March 31, 2011 the Company sold 25,000 shares at $1.00 per share to David Amron, Inc.

On April 27, 2011 the Company sold 25,000 shares at $1.00 per share to Live Fresh, Inc.

On May 23, 2011 the Company issued to Live Fresh, Inc. for 400,000 shares of common stock in exchange for $50,000.

On June 7, 2011, the Company issued to Gerald and Lynette Hannah for 400,000 shares of common stock in exchange for $50,000.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note  plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note  plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral as set forth in the Security Agreement. As of April 30, 2011 the balance due under this note was $499,280.

For the purpose of the above disclosure, Make-whole Amount” means the Make-whole Per Diem Amount multiplied by the number of days between and including (i) the Acceleration Notice Date or Prepayment Date, as the case may be, and (ii) the  Maturity Date of the Note.

“Make-whole Per Diem Amount” means the amount equal to (i) the product of (x) the outstanding principal amount of the Note and (y) the Make-whole Rate divided by (ii) 365.

“Make-whole Rate” means the interest rate equal to the difference between 7% and the then current yield rate of 1-year treasury bills on the date of determination.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTCLOUD MOBILE, INC.

Date: June 20, 2011	By:	/s/ David Bleeden
David Bleeden President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)