Form 10-Q
period 2011-07-31
Hotcloud Mobile Inc
filed 2011-09-16
CIK 1397645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes   x    No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   x    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o   No x

As of September 16, 2011 the issuer had 71,799,936 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

Licensed in Georgia and Ohio

1003 Weatherstone Pkwy., Ste. 320

12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188

Alpharetta, GA  30004

Phone: 770-592-3233

Phone: 678-773-0251

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

HotCloud Mobile, Inc.

2100 West Magnolia Blvd. Suite A

Burbank, CA  75229

We have reviewed the accompanying balance sheet of Hot Cloud Mobile, Inc. as of July 31, 2011 and the related statements of operations and cash flows for the three and nine month periods ended July 31, 2011. These financial statements are the responsibility of the Company’s management.

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

Based on our review, the Company is in default with its’ senior debt holders, As explained in Note 6, an event has occurred that has caused a certain debt to be immediately due and payable and the resultant provisions within to be accelerated.  We are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

September 14, 2011

Hotcloud Mobile, Inc.
Combined Balance Sheet
as of
	Un-audited	Transition Period
	July 31, 2011	October 31, 2010
Assets
Current Assets:
Cash	$ 1,615	$ 21
Credit card reserve	-	7,861
Total Current Assets	1,615	7,882

Other Assets
Other assets	34,340	23,090
Accumulated amortization	(8,924)	(6,047)
Due from Affiliate Hotcloud Mobile Inc,	-	8,375
Shareholder Advances - Related Party - Bearhunt Investments	-	23,700
Deposits	1,100	-
Total Assets	28,131	57,000

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Accounts payable and accrued Expenses	606,887	499,332
Accounts payable and accrued Expenses - Related Party	55,040	37,564
Notes Payable	936,780	62,500
Note payable - Related Party	590,796	608,684
Current Portion of Long Term Debt - Related Party	50,521	50,521
Total Current Liabilities	2,240,024	1,258,601
Long-Term Debt:
Notes Payable - Related Party	262,854	786,169
Less Current portion of Long Term Debt - Related Party	(50,521)	(50,521)
Net Long-Term Debt	212,333	735,648
Total Liabilities	2,452,357	1,994,249

Stockholders' ( Deficit )
Shares to be issued	50,000
Common shares Authorized: 100,000,000, par value .001, issued and outstanding 71,199,936 and 57,499,984 respectively	71,199	57,500
Additional Paid in Capital	1,196,443	946,810
Other Comprehensive Income / (Loss)	1,683	1,683
Accumulated deficit	(3,743,551)	(2,943,242)
Total Stockholders' ( Deficit )	(2,424,226)	(1,937,249)
Total Liabilities And Stockholders' Deficit	28,131	57,000

The accompanying notes are an integral part of these financial statements.

Hotcloud Mobile, Inc.
Combined Statement of Operations
for the three and nine months ended July 31st

	Un-audited		Un-audited
	Three months ended July 31,		Nine months ended July 31, 2011
	2011	2010	2011	2010

Sales	$ (667)	$ 182,206	$ 25,498	$ 424,567
Cost of Goods Sold	1,760	28,903	6,568	626,495
Gross Profit	(2,427)	153,303	18,930	(201,928)

General And Administrative Expenses	134,478	171,022	552,348	959,040
Shares issued for services	60,000	-	130,000
Beneficial Conversion expense	-	-	108,333	-

Net Profit / (Loss) From Operations	(196,905)	(17,719)	(771,751)	(1,160,968)

Other Income / (Expenses)	-	-	41,087	-
Interest Expense	(26,089)	(11,787)	(69,647)	(29,273)
Net Profit / (Loss) Before Income Taxes	(222,994)	(29,506)	(800,311)	(1,190,241)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (222,994)	$ (29,506)	$ (800,311)	$ (1,190,241)

Per Share Information:
Basic and Diluted weighted average number
of common shares outstanding	70,976,023	57,499,984	65,844,276	57,499,984

Net Profit / (Loss) per common share	(0.003)	(0.001)	(0.012)	(0.021)

The accompanying notes are an integral part of these financial statements.

Hotcloud Mobile, Inc.
Combined Statements of Cash Flows
for the nine months ended July 31st

	Un-audited	Un-audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (800,311)	$ (1,190,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,876	17,636
Beneficial Conversion Expense	108,333	-
Shares issued for services	130,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,861	599,599
(Increase) decrease in inventory	-	100,164
(Increase) decrease in other assets	(1,100)	(2,277)
(Increase) decrease in Due from Affiliate Hotcloud Mobil	8,375	-
(Increase) decrease in - Shareholder Advances - Bearhunt	23,700	-
(Decrease) increase in accounts payable and accruals	125,033	209,724
Net Cash provided / (Used) In Operating Activities	(395,233)	(265,395)

Cash Flows from Investing Activities
Investment in Software and Marketing	(11,250)	-
Cash Flows Used In Investing Activities	(11,250)	-

Cash Flows from Financing Activities
Proceeds / (Payments) on notes payable	375,000	299,280
Proceeds / (Payments) on notes payable - Related Party	(41,923)	(43,207)
Repurchase of common stock	(100,000)	-
Sale of Common Stock	175,000	-
Cash Flows Provided / (used) By Financing Activities	408,077	256,073

Net (Decrease) Increase in Cash and Cash Equivalents	1,594	(9,322)

Cash and Cash Equivalents at Beginning of Period	21	8,884

Cash and Cash Equivalents at End of Period	$ 1,615	$ (438)

The accompanying notes are an integral part of these financial statements.

HOTCLOUD MOBILE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The use of the words “we,” “us,” “our” or “the Company” refers to HOTCLOUD Mobile Inc. and wholly owned subsidiary Strathmore Investments, Inc.., except where the context otherwise requires.

1. Organization and Description of the Business

Hotcloud Mobile, Inc. (f/k/a Sombrio Capital Corp.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Burbank, California.

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

Strathmore Investments, Inc., was incorporated as a Subchapter S corporation on January 29, 1997 and changed its status to a C corporation in 2009. Strathmore acquired Cellular-Blowout, which began operations in 2002, in 2004.

Strathmore is a mobile products and services company selling mobile phones, mobile accessories and mobile products and services such as mobile phone insurance. Currently, Strathmore sells over 35,000 products through its website Hotcloud Mobile.com.

These acquisitions reflect the intent of the Company to extend its business model from that of an online mobile hardware and accessory provider to a model that includes the sale of high margin value-added content and services that are bundled with its hardware. Hotcloud Mobile will sell mobile phone applications such as games, ringtones, graphics, mobile shopping, social networking, utilities and productivity. It will also offer additional services that include custom device configuration, mobile synch and mobile broadband access. Through its technology partnership with Macrosolve (OTCBB:MCVE), the Company is developing a suite of patented mobile applications to run on Apple, Android, Blackberry and web-based platforms. The applications will be marketed under the Hotcloud Mobile brand.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended July 31, 2011 we had a net loss of $(800,311), a working capital deficit of $(2,238,409), a stockholders deficit of ($2,424,226) and an accumulated deficit of $(3,743,551).

Our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and achieve profitability.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Plan of Operations

For the nine months ended July 31, 2011 our sales continued to decline to $25,498 and for the three months ended July 31, 2011 our sales were $0, mainly due to our lack of adequate working capital.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC.

In preparing our accompanying condensed consolidated financial statements, we have combined the results of Hotcloud Mobile, Inc. and Strathmore Investments, Inc., as Strathmore Investments, Inc. is a wholly owned subsidiary of Hotcloud Mobile, Inc.

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

Accounts Receivable

Our sales are primarily made through the internet and we receive payments for our products though VISA and MASTERCARD. We currently process payments through Process America and PayPal. Currently, 3-5% of all sales are held in reserve by these processors to pay for any returns, chargeback’s or negative debit items. As a result we do not calculate a reserve for un-collectability. The balance of receivables due from credit card processing as of July 31, 2011 as $0

Hotcloud Mobile, Inc. also, from time to time has made advances to and from the Company.  For the Nine months ended July 31, 2011, Hotcloud processed $26,165 in credit card receipts; they also paid $4,809 in inventory purchases on behalf of the Company.

Inventory

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of  July 31, 2011 we had $0 in inventory.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of July 31, 2011, we had outstanding common shares of 71,199,936 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at July 31, 2011 were 70,976,923. For the nine months ended July 31, 2011 and 2010, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Segment Information

We only operate one segment of business in the internet sales of Cellular and wireless products.

Share Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. For the nine months ended July 31, 2011 we recognized $0 in share based expense for stock options or warrants as we have none outstanding. We recognized

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. On April 29, 2009 Strathmore Investments changed from an S -Corporation to a C – Corporation. The operation loss from July 31, 2009 to October 31, 2010 was ($1,557,547). As of October 31, 2010 we had a net operating loss carry forward of  ($1,557,547), in addition the Company had a net operating loss carry forward of  ($162,118) and we had operating losses for the nine months ended July 31,2011 of  ($800,311)  for a combined net operating loss carry forward of ($2,519,976) and  a deferred tax asset of $856,792 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result. We have booked a valuation allowance for the total deferred tax asset amount.

The reverse acquisition between Strathmore Investments, Inc. a Delaware corporation and Hotcloud Mobile, Inc. f/k/a Sombrio Capital Corp. which occurred on February 8, 2011 affects a change in control of the Company, and as such the federal net operating loss carry forwards as of the date of the transaction are limited under Section 382 of the Internal Revenue Code.

July 31, 2011
Deferred Tax Asset	856,792
Valuation Allowance	(856,792)
Deferred Tax Asset (Net)	$ -

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

3. Inventory

We had $0 inventory as of July 31, 2011 or October 31, 2010.

4. Property and Equipment

We had $0 in Property or equipment as of July 31, 2011 or October 31, 2010.

5. Accounts Payable and Accrued Expenses

	July 31, 2011	October 31,2010
Accrued Other	$ 107,225	$ 34,500
Accrued Mining Lease Expense	-	13,090
IRS Payable	13,032	13,032
Accrued Rent	-	4,251
Accrued Interest	117,540	47,892
Redwood Merchant Services	98,000	98,000
DHL	45,798	45,798
Century Bank card	121,497	121,497
Goetz Trust	16,500	16,500
Wells Fargo	67,745	67,745
Starz Wireless	74,590	74,590
	$ 661,927	$ 536,895

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

6. Notes Payable

On July 15, 2009 Goetz Trust advanced the Company $50,000. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance is $16,500.

The Company has an outstanding balance due to Redwood Merchant Services. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance is $98,000.

The Company has an outstanding balance due to Venturine DHL as a result of a judgment. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance is $45,798.

The Company has an outstanding balance due to Star Wireless. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance is $74,590.

There is a pending legal action, Wells Fargo Bank v. Strathmore Investments, Inc., et al. (LASC Case No. SC111179), whereby Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53,400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of July 31, 2011 the outstanding balance was $67,745.

The Company has an outstanding balance due to Executive Bank Card. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance is $62,500.

On June 13th 2011 the Company issued a note to Irth Communications, LLC in the sum of $25,000.00 with interest at an annual rate of 18 percent. The due date was August 12th 2011 and as of Jul 31st 2011 has not been paid and is in default.

On July 5th 2011 the Company issued a note to Inovi Financial, Inc in the sum of $25,000.00 with interest at an annual rate of 7.50 percent. The due date was August 16th 2011 and as of Jul 31st 2011 has not been paid and is in default.

Strathmore Investments, Inc. a wholly owned subsidiary of Hotcloud Mobile, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated as of April 29, 2009, and OmniReliant Holdings, Inc., a Nevada corporation (“OmniReliant”), pursuant to which the Company sold 500 shares of common stock of the Company (the “Common Stock”), which represented 50% of Strathmore’s issued and outstanding shares of capital stock, at a purchase price of $2,000 per share, for an aggregate purchase price of $1,000,000. Pursuant to the transactions under the Purchase Agreement (the “Transactions”), OmniReliant has a perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note  plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note  plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral of Strathmore as set forth in the Security Agreement. As of July 31, 2011 the balance due under this note was $499,280.

For the purpose of the above disclosure, “Make-whole Amount” means the Make-whole Per Diem Amount multiplied by the number of days between and including (i) the Acceleration Notice Date or Prepayment Date, as the case may be, and (ii) the Maturity Date of the Note.

“Make-whole Per Diem Amount” means the amount equal to (i) the product of (x) the outstanding principal amount of the Note and (y) the Make-whole Rate divided by (ii) 365.

“Make-whole Rate” means the interest rate equal to the difference between 7% and the then current yield rate of 1-year treasury bills on the date of determination.

On February 8, 2011 (the “Issuance Date”), the Company issued convertible debentures to two accredited investors (the “Debentures”) in the aggregate principal sum of $325,000. At any time between the original issuance date and the 12 months from the issuance date (the “Maturity Date”) unless previously repaid by the Company the Debenture is convertible into common stock of the Company at a conversion price of equal to 75% of the volume weighted average price of the common stock for the five days preceding the conversion date. All unpaid and unconverted principal and interest is due 12 months from the Issuance Date.  We recognized a beneficial conversion expense of $108,333 as a result of this beneficial conversion feature

7. Related Party – Notes Payable

From time to time Victoria Bleeden, the wife of David Bleeden, our CEO made advances to the Company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance was $457,678.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the Company. On August 25th 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of December 31, the outstanding balance was $262,854.

On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. As of July 31, 2011 the total due to David $133,118.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

8. Commitments and Contingencies

Operating Rental Leases

On March 5, 2010 we entered into a 1 year extension on our lease with The Agoura Road Group. The lease expires on February 28, 2011. The facility is approximately 3,000 square feet and located at 29399 Agoura Road, Agoura Hills CA, 91301, Suite 103/110. The lease calls for monthly payments of $3,500. In February 2011 we completed the lease term and moved to 2100 W Magnolia Blvd suite A, Burbank, CA 91506, pursuant to a month to month agreement at $1,000 per month.

The Company has an outstanding balance due to Executive Bank Card. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance is $62,500.

In addition, our President and CEO has an outstanding balance do to Executive Bank Card of $180, 000 for financing and business services of which the Company has agreed to guarantee.

The Company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the Company. As a result of his salary accrual and net advances the outstanding balance due as of July 31, 2011 was $194,200.

9. Litigation

Redwood Merchant Services v. Wild Cat Cellular, Inc., et al. (LASC Case No. LC 081831):

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

The case was dismissed by the court on August 10, 2010, based upon the failure of Plaintiffs to appear at a hearing on that date. We have been informed that Plaintiffs will be bringing a Motion to Set the Dismissal on November 2, 2010 and will be seeking to obtain a judgment on the action at that time. The principal amount is $90,000, however it is anticipated that the actual judgment sought by Plaintiff will be nearer and could exceed $100,000 based upon claims for attorneys’ fees and accrued, but unpaid interest. This amount is in accrued liabilities as of July 31, 2011.

Century Bankcard Services v. Wildcat Cellular, et al. (LASC PC 045883):

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Century Bankcard Services for chargeback’s attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular,Inc. The Defendants have entered into a settlement agreement with Century Bankcard Services to compromise the claims of Century Bankcard Services of $98,000.00 (plus interest at the rated of 8% per annum), which amounts are to be paid by making monthly payments to Century Bankcard Services of $2,393.47. The Settlement Agreement is subject to a Stipulation to Enter Judgment in an amount equal to $129,173.97 plus interest at 10% from August 1, 2009 until the entry of judgment plus costs and attorneys’ fees in the combined amount of $4,000.00, less any amounts

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

paid by Defendants pursuant to the Settlement Agreement. This amount is in accrued liabilities as of July 31, 2011.

Venturine Ventures LC v. Bleeden, etc., et al. (LASC Case No. SC 101467):

Strathmore Investments, Inc. is a named Defendant in this action. Judgment has been entered against Wildcat Cellular, Inc. (an affiliate of Strathmore) and David Bleeden in the amount of $56,070.05 effective as of August 4, 2010. This amount is in accrued liabilities as of July 31, 2011.

Wells Fargo Bank v. Strathmore Investments, Inc., et al. (LASC Case No. SC111179):

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53,400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of July 31, 2011 the outstanding balance was $67,745.

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

On January 7, 2009, 5,000,000 shares were cancelled and returned to the treasury.

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

On February 27, 2011 the Company issued 107,813 to Darren Ocasio for legal fees relating to the acquisition of the Sombrio Capital Corporation Shell and as a result we recognized a share-based expense of $70,000.

On March 31, 2011 the Company sold 25,000 shares at $1.00 per share to an accredited investor.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

On March 31, 2011 the Company sold 25,000 shares at $1.00 per share to an accredited investor.

On April 27, 2011 the Company sold 25,000 shares at $1.00 per share to an accredited investor.

On June 7th 2011 the Company sold 400,000 shares at $0.125 per share to an accredited investor.

On July 26th 2011 Kona Management was issued 200,000 shares for consulting services and as a result we recognized a share-based expense of $60,000.

Live Fresh, Inc. subscribed for $50,000 shares of Common Stock to be issued and as of July 31st 2011 the shares were unissued.

On August 30, 2011 George Matin was issued 100,000 shares as a financing fee and as a result we recognized a share-based expense of $10,000.

As at July 31, 2011, the Company has no option plan, warrants or other dilutive securities.

As at July 31, 2011, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 71,199,936 shares were issued and outstanding.

As of July 31, 2011 the Company had 5,000,000 preferred shares with a par value of $0.001, authorized but un-issued.

11. Subsequent Capital Stock Transactions - Unaudited

On August 30, 2011 George Matin was issued 100,000 shares as a financing fee and as a result we recognized a share-based expense of $10,000.

On August 3, 2011, Company entered into agreement with GEL Properties to provide $350,000 in financing through the sale of 6% Convertible Redeemable Secured Note.  The Note holder  is entitled, at its option, at any time after February 3, 2012, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price ("Conversion Price") for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange") with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company.  As of September 9, 2011 the Company has received $100,000.  The Company also placed 500,000 treasury shares in escrow as collateral.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

12. Related Party Transactions

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the Company. There is no formal agreement and no terms. As a result the balance is carried in the current liabilities for financial presentation purposes. As of July 31, 2011 the outstanding balance was $457,678.

From time to time Victoria Bleeden, the wife of David Bleeden CEO made advances to the Company. On August 25 2010 a formal note was signed with Victoria Bleeden, with 24 monthly payments of $12,129 at 10% interest. As of July 31, 2011the outstanding balance was $262,854.

The Company has entered into an employee contract with its president and chief executive officer. On April 1, 2009, the Company entered into a three-year employment agreement with David Bleeden, our President and Chief Executive Officer, for an annual salary of $150,000. In addition and from time to time David has advanced funds to the Company. As a result of his salary accrual and net advances the outstanding balance due as of July 31st, 2011 was $133,118.

David Bleeden, our President and Chief Executive Officer,  is also President of Bearhunt Investments, Inc., a corporation that provides management services to Strathmore Investments, Inc. Bearhunt also a shareholder in Sombrio Capital Corp.  For the nine months ended July 31st, 2011 the Company paid $23,700 to Bearhunt investments.

For the Nine months ended July 31, 2011, Hotcloud processed $26,165 in credit card receipts; Mr. Bleeden also paid $4,809 in inventory purchases on behalf of the Company.

Strathmore Investments Inc., a wholly owned subsidiary of Hotcloud Mobile, Inc., entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated as of April 29, 2009, and OmniReliant Holdings, Inc., a Nevada corporation (“OmniReliant”), pursuant to which the Company sold 500 shares of common stock of the Company (the “Common Stock”), which represented 50% of Strathmore’s issued and outstanding shares of capital stock, at a purchase price of $2,000 per share, for an aggregate purchase price of $1,000,000. Pursuant to the transactions under the Purchase Agreement (the “Transactions”), OmniReliant has a perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note, plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral of Strathmore as set forth in the Security Agreement. As of July 31, 2011 the balance due under this note was $499,280.

For the purpose of the above disclosure, “Make-whole Amount” means the Make-whole Per Diem Amount multiplied by the number of days between and including (i) the Acceleration Notice Date or Prepayment Date, as the case may be, and (ii) the Maturity Date of the Note.

 “Make-whole Per Diem Amount” means the amount equal to (i) the product of (x) the outstanding principal amount of the Note and (y) the Make-whole Rate divided by (ii) 365.

“Make-whole Rate” means the interest rate equal to the difference between 7% and the then current yield rate of 1-year treasury bills on the date of determination.

HOTCLOUD MOBILE, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

13. Subsequent Events - Unaudited

On July 30, 2011 the Company entered into an agreement with Empire Film Group (EFGU) to develop a series of mobile applications for Empire’s film and television properties.

On August 3, 2011 Company entered into agreement with GEL Properties to provide $350,000 in financing through the sale of 6% Convertible Redeemable Secured Note.  The Note holder  is entitled, at its option, at any time after February 3, 2012, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price ("Conversion Price") for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange") with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company.  As of September 9, 2011 the Company received $100,000.  The Company also placed 500,000 treasury shares in escrow as collateral.

On August 10, 2011 the Company entered into an agreement with George Green to provide marketing and talent services for Company’s mobile application platform.

On June 13, 2011 the Company issued a note to Irth Communications, LLC in the sum of $25,000.00 with interest at an annual rate of 18 percent. The due date was August 12th 2011 and as of Jul 31st 2011 has not been paid and is in default.

On July 5, 2011 the Company issued a note to Inovi Financial, Inc in the sum of $25,000.00 with interest at an annual rate of 7.50 percent. The due date was August 16, 2011 and as of Jul 31, 2011 has not been paid and is in default.

On August 30, 2011 George Matin was issued 100,000 shares as a financing fee and as a result we recognized a share-based expense of $10,000.

On September 7, 2011 the Company entered into a contract with Natalie Nunn for the development of a subscription-based mobile application.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the combined results of operations and financial condition of Hotcloud Mobile, Inc. and subsidiary Strathmore Investments, Inc.. for the nine months ending July 31st, 2011 and should be read in conjunction with the audited financial statements and related notes for the ten months ended October31, 2010 on Form10-KT.

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

Overview

Hotcloud Mobile, Inc. f/k/a Sombrio Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 31, 2006. The Company’s principal executive offices are in Burbank, California.

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

Strathmore Investments, Inc., a Delaware corporation, was incorporated as a Subchapter S corporation on January 29, 1997 and changed its status to a C corporation in 2009. Strathmore acquired Cellular-Blowout, which began operations in 2002, in 2004. The Company is currently in negotiations to make strategic acquisitions relating to the development of mobile products, services and licenses.

Strathmore  is a mobile products and services company selling mobile phones, mobile accessories and mobile products and services such as mobile phone insurance. Currently, Strathmore sells over 35,000 products through its website Hotcloud Mobile.com. In May of 2010 the Company changed its name to Hotcloud Mobile, Inc.

These acquisitions reflect the intent of the Company to extend its business model from that of an online mobile hardware and accessory provider to a model that includes the sale of high margin value-added content and services that are bundled with its hardware. Hotcloud Mobile, Inc. will sell mobile phone applications such as games, ringtones, graphics, mobile shopping, social networking, utilities and productivity. It will also offer additional services that include custom device configuration, mobile synch and mobile broadband access. Through its technology partnership with Macrosolve (OTCBB:MCVE), the Company is developing a suite of patented mobile applications to run on Apple, Android, Blackberry and web-based platforms . The applications will be marketed under the Hotcloud Mobile brand.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended July 31, 2011 we had a net loss of $(800,311), a working capital deficit of $(2,238,409), a stockholders deficit of ($2,424,226) and an accumulated deficit of $(3,743,551).

Our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and achieve profitability.

Plan of Operations

For the nine months ended July 31, 2011 our sales continued to decline to $25,498 and for the three months ended July 31, 2011 our sales were $0, mainly due to our lack of adequate working capital.

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

In preparing our accompanying condensed consolidated financial statements, we have combined the results of Hotcloud Mobile, Inc. and Strathmore Investments, Inc., as Strathmore Investments, Inc. is a wholly owned subsidiary of Hotcloud Mobile, Inc.

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

Accounts Receivable

Our sales are primarily made through the internet and we receive payments for our products though VISA and MASTERCARD. We currently process payments through Process America and PayPal. Currently, 3-5% of all sales are held in reserve by these processors to pay for any returns, chargeback’s or negative debit items. As a result we do not calculate a reserve for un-collectability. The balance of receivables due from credit card processing as of July 31, 2011 was $0

Hotcloud Mobile also, from time to time has made advances to and from the Company.  For the Nine months ended July 31, 2011, Hotcloud processed $26,165 in credit card receipts; they also paid $4,809 in inventory purchases on behalf of the Company.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of  July 31, 2011 we had $0 in inventory.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of July 31, 2011, we had outstanding common shares of 71,199,936 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at July 31, 2011 were 70,976,923. For the nine months ended July 31, 2011 and 2010, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

Segment Information

Results of Operations

Hotcloud Mobile, Inc.
Combined Statement of Operations
for the three and nine months ended July 31

	Un-audited		Un-audited
	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010

Sales	$ (667)	$ 182,206	$ 25,498	$ 424,567
Cost Of Goods Sold	1,760	28,903	6,568	626,495
Gross Profit	(2,427)	153,303	18,930	(201,928)

General And Administrative Expenses	134,478	171,022	552,348	959,040
Shares issued for services	60,000	-	130,000
Beneficial Conversion expense	-	-	108,333	-

Net Profit / (Loss) From Operations	(196,905)	(17,719)	(771,751)	(1,160,968)

Other Income / (Expenses)	-	-	41,087	-
Interest Expense	(26,089)	(11,787)	(69,647)	(29,273)
Net Profit / (Loss) Before Income Taxes	(222,994)	(29,506)	(800,311)	(1,190,241)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (222,994)	$ (29,506)	$ (800,311)	$ (1,190,241)

Revenue

Net revenue for the nine months ending July 31, 2011 was $25,498 compared to $424,567 in the same period 2010.  We continually struggle to meet order demand due to the lack of adequate working capital.

Cost of Goods Sold

Cost of goods sold includes the cost of the products being sold and inbound shipping costs. The cost of goods sold for the nine months ending July 31, 2011 was $6,568 compared to $626,495 in the same period of 2010.  This was due to the Company not having adequate capital to provide for inventory which has affected sales.

General and Administrative Expenses

General and administrative expenses for the nine months ending July 31, 2011 were $552,348, compared to $959,040 for the same period in 2010.  The decrease having to do with the Company not shipping as many orders.

 Other Income (Expense) – Net

Interest expense for the nine months ending July 31, 2011 was $41,087compared to $0 for the same period in 2010.

Income Tax Expense

The Company incurred losses for the nine months ending July 31, 2011 and 2010 and did not incur any tax expense.

Net Profit (Loss)

The net loss for the nine months ending July 31, 2011 and 2010 was $(800,311) and $(1,190,241) respectively.

Hotcloud Mobile, Inc.
Combined Statements of Cash Flows
for the nine months ended July 31

	Un-audited	Un-audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (800,311)	$ (1,190,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,876	17,636
Beneficial Conversion Expense	108,333	-
Shares issued for services	130,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,861	599,599
(Increase) decrease in inventory	-	100,164
(Increase) decrease in other assets	(1,100)	(2,277)
(Increase) decrease in Due from Affiliate Hotcloud Mobil	8,375	-
(Increase) decrease in - Shareholder Advances - Bearhunt	23,700	-
(Decrease) increase in accounts payable and accruals	125,033	209,724
Net Cash provided / (Used) In Operating Activities	(395,233)	(265,395)

Cash Flows from Investing Activities
Investment in Software and Marketing	(11,250)	-
Cash Flows Used In Investing Activities	(11,250)	-

Cash Flows from Financing Activities
Proceeds / (Payments) on notes payable	375,000	299,280
Proceeds / (Payments) on notes payable - Related Party	(41,923)	(43,207)
Repurchase of common stock	(100,000)	-
Sale of Common Stock	175,000	-
Cash Flows Provided / (used) By Financing Activities	408,077	256,073

Net (Decrease) Increase in Cash and Cash Equivalents	1,594	(9,322)

Cash and Cash Equivalents at Beginning of Period	21	8,884

Cash and Cash Equivalents at End of Period	$ 1,615	$ (438)

As of July 31, 2011, we had a bank balance of $1,615.  We had no other current assets and current liabilities of $2,240,024.  This resulted in a working capital deficit of ($2,238,409).

Net cash used by operating activities for the nine months ending July 31, 2011 was $(395,233).

Net cash used in investing activities in the nine months ended July 31, 2011 was $11,250.

Net cash provided by financing activities was $408,077 for the nine months ending July 31, 2011.

Plan of Operation

The Company intends to develop and sell a suite of products, services and applications that it believes will enable it increase its market share in the wireless industry while enhancing its profitability by bundling, accessories, value added content and services with its hardware.

The Company has been in development of its first proprietary Mobile Application that builds brand value for consumer brands and celebrities by growing and monetizing their social media network.  We have been testing application and will be launching version 1 of the app in the very near future.  The first version of the app will be available for Apple and Android platforms.  Later versions will be available for Blackberry and web-based platforms.

The Company will focus on building out more features and releasing features in later version of application.  Additionally, Company will seek to enter into strategic partnerships that provide content to its network of applications.

Key elements of the Company’s business strategy include:

Offer additional applications for mobile devices. In addition to acquiring or licensing mobile application from third party developers, the Company will recruit a software development team that will be charged with the task of developing software applications for sale to the owners of mobile communications devices

Enter into contracts with entertainers and celebrities for the purpose of building branded patented mobile applications.  We are currently in negotiations with several individuals and are in the contract stage with content providers ranging from high profile athletes, sports teams, television and film celebrities, large consumer goods companies and other high profile brands.

Market applications by leveraging current and future distribution platforms. Our customer list includes over 400,000 customers and 2,000 businesses.  We are also leveraging distribution relationships with partners.

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

Building Inventory on Handsets and Tablet Computers. The Company plans to purchase inventory items and pre-install its mobile application platform onto handsets and tablet computers.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended July 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The case was dismissed by the court on August 10, 2010, based upon the failure of Plaintiffs to appear at a hearing on that date. We have been informed that Plaintiffs will be bringing a Motion to Set the Dismissal on November 2, 2010 and will be seeking to obtain a judgment on the action at that time. The principal amount is $90,000, however it is anticipated that the actual judgment sought by Plaintiff will be nearer and could exceed $100,000 based upon claims for attorneys’ fees and accrued, but unpaid interest. This amount is in accrued liabilities as of July 31, 2011.

Century Bankcard Services v. Wildcat Cellular, et al.

LASC PC 045883

Strathmore Investments, Inc. is a named Defendant in this action. The subject matter of the litigation pertained to claims by Century Bankcard Services for chargeback’s attributable to Strathmore Investments, Inc. and its related company, Wild Cat Cellular,

Inc. The Defendants have entered into a settlement agreement with Century Bankcard Services to compromise the claims of Century Bankcard Services of $98,000.00 (plus interest at the rated of 8% per annum), which amounts are to be paid by making monthly payments to Century Bankcard Services of $2,393.47. The Settlement Agreement is subject to a Stipulation to Enter Judgment in an amount equal to $129,173.97 plus interest at 10% from August 1, 2009 until the entry of judgment plus costs and attorneys’ fees in the combined amount of $4,000.00, less any amounts paid by Defendants pursuant to the Settlement Agreement. This amount is in accrued liabilities as of July 31, 2011.

Venturine Ventures LC v. Bleeden, etc., etal

LASC Case No. SC 101467

Strathmore Investments, Inc. is a named Defendant in this action.

Judgment has been entered against Wildcat Cellular, Inc. (an affiliate of Strathmore) and

David Bleeden in the amount of $56,070.05 effective as of August 4, 2010. This amount is in accrued liabilities as of July 31, 2011.

Wells Fargo Bank v. Strathmore Investments, Inc., et al.

LASC Case No. SC111179

Strathmore Investments, Inc. is a named Defendant in this action.

The subject matter of the litigation pertained to claims by Wells Fargo Bank for a line of credit attributable to Strathmore Investments, Inc. A claim has been filed for $53400.  This claim has not been answered by Strathmore.  However we have booked the liability and with accrued interest and legal fees, as of July 31, 2011 the outstanding balance was $67,745.

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

On February 27, 2011 the Company issued 322,734 to Paul Morrison as part of the share exchange agreement dated February 8, 2011

On March 31, 2011 the Company sold 25,000 shares at $1.00 per share to an accredited investor.

On March 31, 2011 the Company sold 25,000 shares at $1.00 per share to an accredited investor.

On April 27, 2011 the Company sold 25,000 shares at $1.00 per share to an accredited investor.

On May 23, 2011 the Company issued to Live Fresh, Inc. for 400,000 shares of common stock in exchange for $50,000.

On June 7, 2011, the Company issued to an accredited investor for 400,000 shares of common stock in exchange for $50,000.

On July 5th 2011 the Company issued a note to Inovi Financial, Inc in the sum of $25,000.00 with interest at an annual rate of 7.50 percent. The due date was August 16th 2011 and as of Jul 31st 2011 has not been paid and is in default.

On June 13th 2011 the Company issued a note to Irth Communications, LLC in the sum of $25,000.00 with interest at an annual rate of 18 percent. The due date was August 12th 2011 and as of Jul 31st 2011 has not been paid and is in default.

On August 3rd 2011, the Company entered into agreement with GEL Properties to provide $350,000 in financing through the sale of 6% Convertible Redeemable Secured Note.  The Note holder  is entitled, at its option, at any time after February 3, 2012, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price ("Conversion Price") for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange") with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company.  As of 9-9-11 Company received $100,000.

On 8-30 2011 George Matin was issued 100,000 shares as a financing fee and as a result we recognized a share-based expense of $10,000.

On July 5th 2011 the Company issued a note to Inovi Financial, Inc in the sum of $25,000.00 with interest at an annual rate of 7.50 percent. The due date was August 16th 2011 and as of Jul 31st 2011 has not been paid and is in default.

On June 13th 2011 the Company issued a note to Irth Communications, LLC in the sum of $25,000.00 with interest at an annual rate of 18 percent. The due date was August 12th 2011 and as of Jul 31st 2011 has not been paid and is in default.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Strathmore Investments Inc., a wholly owned subsidiary of Hotcloud Mobile, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated as of April 29, 2009, and OmniReliant Holdings, Inc., a Nevada corporation (“OmniReliant”), pursuant to which the Company sold 500 shares of common stock of the Company (the “Common Stock”), which represented 50% of Strathmore’s issued and outstanding shares of capital stock, at a purchase price of $2,000 per share, for an aggregate purchase price of $1,000,000. Pursuant to the transactions under the Purchase Agreement (the “Transactions”), OmniReliant has a perfected a first priority secured interest in the Company of all of its assets in coordination with it becoming senior lender of a series of working capital notes that encompass a total lending facility of $500,000. Such notes bear an interest rate of 7% and are due with accrued interest on December 1, 2011.

On November 22, 2010, Strathmore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (“Assignment Agreement”) with OmniReliant pursuant to which Strathmore transferred to OmniReliant certain assets of Strathmore as set forth in the Assignment Agreement. As consideration for the transfer of the assets: (i) OmniReleiant transferred to Strathmore 450 shares of Strathmore’s Common Stock; (ii) all defaults under the several outstanding secured capital notes were deemed cured; and (iii) if Strathmore pays the amount of $375,000 within a hundred and twenty days of going public, the Notes will be deemed satisfied, in full. However, failure to timely pay the Notes in accordance with the immediately foregoing shall be an event of default under the Notes, subject to the terms and conditions of the Notes.  Strathmore has not made this payment within a hundred and twenty days of going public, and as a result an event of default has occurred under the Notes.   As a result of the event of default, Omni may upon written notice to Strathmore (an “Acceleration Notice”) (i) accelerate the payment of (x) all unpaid principal amount of the note  plus (y) all accrued and unpaid interest (including default interest), if any plus (z) all other amounts due under the Note  plus the Make-whole amount (as defined below). The Acceleration Notice  shall specify the date on which the amounts due under the Note shall be paid, which date must be at least four business days following the business day on which the Acceleration Notice is delivered to Strathmore (the “Acceleration Notice Date”).  In addition, Omni may under the Security Agreement foreclose on the Collateral of Strathmore as set forth in the Security Agreement. As of July 31, 2011 the balance due under this note was $499,280.

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

On June 13,  2011 the Company issued a note to Irth Communications, LLC in the sum of $25,000.00 with interest at an annual rate of 18 percent. The due date was August 12, 2011 and as of Jul 31, 2011 has not been paid and is in default.

On July 5, 2011 the Company issued a note to Inovi Financial, Inc in the sum of $25,000.00 with interest at an annual rate of 7.50 percent. The due date was August 16, 2011 and as of Jul 31, 2011 has not been paid and is in default.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

________________________

*

Filed herewith.

**

Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTCLOUD MOBILE, INC.

Date: September 16, 2011	By:	/s/ David Bleeden
David Bleeden President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)